Form 10QSB
period 1997-06-30
SHERIDAN ENERGY INC
filed 1997-08-14
CIK 1018355

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________
Commission file number 0-22691

                             SHERIDAN ENERGY, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                 76-0507664
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)
      222 Pennbright, Suite 200
      Houston, Texas                                77090
(Address of principal executive offices)           (Zip Code)

                                (281) 872-0500
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                              -----      -----

     As of August 11, 1997 there were 4,281,471 outstanding shares of Sheridan Energy, Inc. Common Stock, $.01 par value.

================================================================================

                             SHERIDAN ENERGY, INC.
           Report on Form 10-QSB For The Quarter Ended June 30, 1997



                                     Index


                                                                            Page

Part I.   Financial Information

          Item 1.  Financial Statements (Unaudited)                            1

                   Consolidated Balance Sheet -
                   June 30, 1997 and December 31, 1996                         2

                   Consolidated Statement of Operations -
                   Three and Six Month Periods Ended June 30, 1997 and 1996    3

                   Consolidated Statement of Cash Flows -
                   Six Month Periods Ended June 30, 1997 and 1996              4

                   Notes to Consolidated Financial Statements (Unaudited)      5

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                         9

Part II.  Other Information                                                   16

Forward-Looking Statements

     Stockholders are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, statements about the costs of exploring and developing new oil and natural gas reserves, the price for which such reserves can be sold, environmental concerns affecting the drilling of oil and natural gas wells, pending litigation, and general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included in this Form 10-QSB will prove accurate. Because of the significant uncertainties inherent in the forward-looking statements contained in this Form 10-QSB, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                             Sheridan Energy, Inc.
           Report on Form 10-QSB For the Quarter Ended June 30, 1997

                        Part I.  Financial Information



Item 1.         FINANCIAL STATEMENTS

          The accompanying unaudited consolidated financial statements of Sheridan Energy, Inc., ("Sheridan"), and Sheridan's subsidiary (collectively Sheridan and its subsidiary herein called the "Company"), have been prepared in accordance with Rule 310 of Regulation S-B, "Interim Financial Statements", and accordingly do not include all information and notes required under generally accepted accounting principles for complete financial statements. Sheridan is the surviving entity resulting from the merger effective June 12,1997 (the "Merger") with its former parent company, TGX Corporation ("TGX"). The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in TGX's Annual Report on Form 10-KSB for the year ended December 31, 1996. These interim financial statements reflect all adjustments (which were normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of June 30, 1997 and the results of its operations and cash flows for the six month period ended June 30, 1997. Results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. It is recommended that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the TGX's Annual Report on Form 10-KSB for the year ended December 31, 1996.

                             SHERIDAN ENERGY, INC.
                          CONSOLIDATED BALANCE SHEET
                     (In thousands except for share data)

                                      ASSETS                                       June 30,                December 31,
                                      ------                                         1997                     1996
                                                                                  -----------              ------------
                                                                                  (Unaudited)
Current assets:
   Cash and cash equivalents...................................................... $      575               $     1,924
   Accounts receivable, net of allowance for doubtful accounts of $120 and $200,..      1,314                     1,291
    respectively
   Deferred tax asset.............................................................        340                       680
   Other current assets...........................................................        317                       117
                                                                                   ----------              ------------
       Total current assets.......................................................      2,546                     4,012
                                                                                   ----------               -----------
Property and equipment:
  Oil and natural gas properties..................................................      18,823                   15,535
  Other property and equipment....................................................         204                      204
  Accumulated depletion, depreciation and amortization............................      (5,903)                  (5,103)
                                                                                   ----------               -----------
    Property and equipment, net...................................................      13,124                   10,636
                                                                                   -----------              -----------
Investment in Comites Field Plant Venture.........................................         532                      596
Deferred tax asset................................................................         340                      250
Other assets......................................................................          62                       53
      Total other assets..........................................................         934                      899
TOTAL ASSETS...................................................................... $    16,604              $    15,547
                                                                                  ============              ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          ----------------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities -Note 4................................ $     3,525              $     2,997
  Note payable - Note 2...........................................................         112                        -
                                                                                   -----------              -----------
      Total current liabilities...................................................       3,637                    2,997
                                                                                   -----------              -----------
Long-term debt - Note 2...........................................................       1,500                    1,500
                                                                                   -----------              -----------
      Total liabilities...........................................................       5,137                    4,497
                                                                                   -----------              -----------
Commitments and contingencies - Note 3
Redeemable Senior Preferred Stock,  8,788,571 shares outstanding; redemption
 $87,886 - Note 5.................................................................           -                   80,726
Stockholders' equity (deficit) - Note 5:
  9% Cumulative Convertible Preferred stock, 300,000 shares issued plus
      185,000 shares to be issued for dividends...................................           -                      485
  Common stock,  4,281,471 and 24,955,807, respectively, shares outstanding.......          43                      290
  Additional paid-in capital......................................................      15,780                    1,665
  Accumulated deficit.............................................................      (4,356)                 (72,116)
                                                                                   -----------              -----------
      Total stockholders' equity (deficit)........................................      11,467                  (69,676)
                                                                                   -----------              -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT).............................. $    16,604              $    15,547
                                                                                  ============              ===========



     See accompanying notes to unaudited consolidated financial statements

                             SHERIDAN ENERGY, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                            Three Months                  Six Months
                                                            Ended June 30,               Ended June 30,
(In thousands, except per share data)                     1997           1996            1997          1996
-------------------------------------------------       --------       --------         -------       -------
REVENUES
Oil and natural gas sales........................       $  1,409      $   1,139       $   3,198     $   2,327
Natural gas gathering............................             51             50             108           108
Equity earnings in Comite Field Plant Venture....            112            112             202           309
Gain on property sales...........................             46            137              46           145
                                                        --------      ---------       ---------     ---------
                                                           1,618          1,446           3,554         2,889
                                                        --------      ---------       ---------     ---------
COSTS AND EXPENSES
Operating expenses...............................            408            329             798           655
Treating and transportation expense..............            134            190             281           428
Depletion, depreciation and amortization.........            445            233             791           461
General and administrative expenses..............            399            593           1,029         1,253
Exploration costs................................              -              -              13             -
                                                        --------      ---------       ---------     ---------
                                                           1,386          1,345           2,912         2,797
                                                        --------      ---------       ---------     ---------
OPERATING INCOME (LOSS)                                      232            101             642            92
                                                        --------      ---------       ---------     ---------
OTHER INCOME (EXPENSE)
Litigation settlement gain,  net - Note 2........              -          7,100               -         7,100
Other income.....................................             49             34             125            57
Interest expense.................................            (30)           (34)            (74)         (187)
                                                        --------      ----------      ---------     ---------
                                                              19          7,100              51         6,720
                                                        --------      ----------      ---------     ---------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY GAIN            251          7,201             693         7,062
                                                        --------      ----------      ---------     ---------
Income tax expense - Note 6:
Current..........................................              -            127              10           127
Deferred.........................................            250              -             250             -
                                                        --------      ----------      ---------     ---------
                                                             250            127             260           127
                                                        --------      ----------      ---------     ---------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                        1          7,074             433         6,935
                                                        --------      ----------      ---------     ---------
Extraordinary gain, net of income taxes of $37 -               -          1,831               -         1,831
 Note 2..........................................
                                                        --------      ----------      ---------     ---------
NET INCOME (LOSS)................................              1          8,905             433         8,766
Preferred stock dividends - Note -5..............         (2,596)        (3,255)         (5,841)       (6,527)
Accretion of Senior Preferred redemption value -
 Note - 5........................................         (1,452)        (1,449)         (3,205)       (2,865)
                                                        --------      ----------      ---------     ---------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK.....       $ (4,047)     $   4,201       $  (8,613)    $    (626)
                                                        ========      ==========      =========     =========
NET INCOME (LOSS) PER SHARE OF COMMON STOCK
 (Note 7):
  Before extraordinary...........................       $  (0.94)     $    0.54       $   (2.01)    $   (0.56)
  Extraordinary gain.............................              -           0.41               -          0.41
                                                        --------      ----------      ---------     ---------
NET INCOME (LOSS) PER SHARE......................       $  (0.94)     $    0.95       $   (2.01)    $   (0.15)
                                                        ========      ==========      =========     =========
AVERAGE COMMON SHARES OUTSTANDING................          4,281           4,419          4,291         4,394
                                                        ========      ==========      =========     =========



     See accompanying notes to unaudited consolidated financial statements

                             SHERIDAN ENERGY, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                          Six Months Ended
                                                               June 30,
(In thousands)                                            1997      1996
------------------------------------------------------  -------   --------
 Cash flows from operating activities:
 Net income...........................................  $   433   $  8,766
 Adjustments to reconcile net income to cash
  provided by.........................................
  operating activities:
    Depletion, depreciation and amortization..........      791        461
    Amortization of debt transaction costs and stock         (6)        31
     compensation.....................................
    Distribution in excess of equity earnings.........       64         34
    Gain on property sales............................      (46)      (145)
    Recovery of accounts receivable loss provisions...       80          -
    Interest to be paid through issuance of                   -        133
     additional notes.................................
    Extraordinary gain................................        -    (1,868 )
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable......     (103)       118
      Decrease in accounts receivable from                    -          6
       affiliates.....................................
      Decrease in deferred tax asset..................      340          -
      Increase in other current assets................     (200)       (91)
      Decrease (increase) in accounts payable and           528       (951)
       accrued liabilities............................
    Deferred tax asset................................      (90)         -
                                                        -------   --------
    Net cash provided by operating activities.........    1,791      6,494
                                                        -------   --------
 Cash flows from investing activities:
   Capital expenditures...............................   (3,288)      (420)
   Proceeds from disposal of assets...................       46        145
   Decrease  (increase) in other assets...............        9         (6)
                                                        -------   --------
   Net cash used by investing activities..............   (3,233)      (281)
                                                        -------   --------
 Cash flows from financing activities:
    Principal payments on long-term debt and note        (1,850)   (4,500 )
     payable..........................................
    Advances pursuant to revolving credit facility        1,962        400
     and note payable.................................
    Debt transaction costs and other..................      (19)         -
                                                        -------   --------
    Net cash (used) provided by financing activities         93    (4,100 )
                                                        -------   --------
Net increase (decrease) in cash and cash equivalents     (1,349)     2,113
Cash and cash equivalents at beginning of period......    1,924        384
                                                        -------   --------
Cash and cash equivalents at end of period............  $   575   $  2,497
                                                        =======   ========

Supplemental Disclosure of Non-Cash Financing
 Activities:
  Forgiveness of long term debt and notes payable,
   net of taxes of $37................................  $     -   $  1,831
  Interest to be paid through the issuance of
   additional notes...................................        -        133


     See accompanying notes to unaudited consolidated financial statements

                             SHERIDAN ENERGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

    Sheridan Energy, Inc. ("Sheridan"), is the surviving entity resulting from the merger (the "Merger") effective June 12, 1997 ("Effective Date") with its former parent company, TGX Corporation ("TGX"). Sheridan and its subsidiary (collectively Sheridan and its subsidiary are herein called the "Company") is a domestic independent energy company engaged in the production of oil and natural gas. The Company is also engaged in intrastate natural gas gathering and treating.

    Pursuant to the Merger, holders' of TGX's Series A Redeemable Senior Preferred Stock ("Senior Preferred Stock") received .5 shares of Sheridan common stock ("Sheridan Common Stock") for each share of Senior Preferred Stock resulting in the issuance of 4,281,471 shares of Sheridan Common Stock. The TGX 9% Cumulative Convertible Preferred Stock ("Old Preferred Stock') and TGX Common Stock ("TGX Common Stock") (collectively "TGX Stock") were eliminated pursuant to the Merger. Pursuant to the Merger, certain adjustments were made to stockholders' equity on an historic cost basis to reflect the cancellation of the TGX Stock and Senior Preferred Stock and issuance of Sheridan Common Stock. All Senior Preferred Stock and Old Preferred Stock and associated dividends and accretion were eliminated as of the Effective Date of the Merger; however, all pre-Effective Date dividend and accretion charges are reflected in the historical results applicable to common shares. The Sheridan asset and liability accounts continue to reflect TGX's historic values at the time of the Merger, including any impact related to TGX's October 2, 1992 fresh start reporting reorganization values. All pre-Effective Date income statement activity is also reflected on an historic basis as Sheridan activity.

2.  LONG-TERM DEBT AND NOTE PAYABLE

    As of June 30, 1997 and December 31, 1996, the components of long-term debt were:


                                   June 30,   December 31,
(Thousands of dollars)              1997         1996
 ----------------------------     ----------  -----------
Bank borrowings:
  Revolving credit (secured)..    $1,500           $1,500
  Less current maturities.....         -                -
                                  ------           ------
  Long-term debt..............    $1,500           $1,500
                                  ======           ======

    On July 13, 1994, the Company entered into a series of agreements with Bank One, Texas N.A. ("Bank One") whereby the Company's then outstanding secured debt with the Bank of Montreal ("BMO") was restructured and all existing BMO events of default were resolved. The Bank One facility bears interest at Bank One's stated rate plus 1.5% and is secured by substantially all of the Company's oil and gas properties. The Bank One facility at June 30, 1997 had a borrowing base of $4,100,000 and is redetermined every six months or at Bank One's discretion. Under the current facility, the borrowing base is reduced through monthly reductions of $100,000 and the loan matures on June 30, 1999.

    The Company has outstanding an unsecured note payable of $112,000 to a third party related to financing of certain insurance premiums. The note bears interest at 8.31% and is payable in nine equal monthly installments, plus interest, commencing July 1, 1997.

    On April 12, 1996, TGX entered into a Settlement Agreement with NFG and the Public Service Commission of the State of New York. Pursuant to the Settlement Agreement, TGX received $7,200,000 from NFG and all parties to the Settlement Agreement dismissed all claims and counterclaims against each other. As a result of the NFG gross settlement proceeds and payment of $100,000 to another party entitled to participate in the proceeds, TGX recorded a net litigation settlement gain of $7,100,000. Pursuant to amended credit agreements with BMOF, 50% of the gross settlement proceeds were paid to BMOF in cancellation and full payment of the non-recourse secured note totaling $5,468,000, including accrued interest of $816,000. TGX recorded an extraordinary gain for debt forgiveness of $1,831,000, net of income taxes of $37,000, in conjunction with the $3,600,000 BMOF final payment.

    Cash paid for interest during the first six months of 1997 and 1996 totaled approximately $64,000 and $36,000, respectively.

3.  COMMITMENTS AND CONTINGENCIES

Litigation
----------

  In August 1992, certain unleased mineral interest owners commenced a legal action against TGX, as operator of certain wells, in the 19th Judicial District Court for East Baton Rouge Parish, Louisiana (Case Number 383844, Division "A"). The complaint alleges that revenues in excess of the reasonable costs of drilling, completing, and operating certain wells have not been credited for the interests of the unleased mineral interest owners. In July 1995, certain royalty owners in the same wells commenced a separate legal action alleging that TGX and other working interest owners improperly profited under the terms of a Gas Gathering and Transportation Agreement dated December 12, 1983. Both cases are in the discovery stage and if settlement negotiations are not successful, Sheridan will vigorously defend itself in the litigation. Sheridan does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition or results of the operation of Sheridan.

  From time to time, in the normal course of business, the Company is party to various other litigation matters the outcome of which, to the extent not otherwise provided for, should not have a material adverse effect on the Company.

4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  As of June 30, 1997 and December 31, 1996, the primary components of accounts payable and accrued liabilities were:

     (In thousands)                             1997    1996
     --------------                            -----   -----

Accounts payable                               $  556  $  360
Undistributed net oil and natural gas           1,278   1,281
 revenue
Accrued capital, operating and tax expenses     1,329     354
Accrued professional fees                          79     347
Income tax liability                                7     180
Operation advances                                 14     115
Miscellaneous accruals                            262     360
                                               ------  ------
                                               $3,525  $2,997
                                               ======  ======

5. SENIOR PREFERRED AND STOCKHOLDERS' EQUITY (DEFICIT)

   Pursuant to the Merger, holders' of Senior Preferred Stock received .5 shares of Sheridan Common Stock for each share of Senior Preferred Stock resulting in the issuance of 4,281,471 shares of Sheridan Common Stock. The Old Preferred Stock and TGX Common Stock were eliminated pursuant to the Merger. Pursuant to the Merger, certain adjustments were made to stockholders' equity, on an historic cost basis, to reflect the cancellation of the TGX Stock and Senior Preferred Stock and issuance of Sheridan Common Stock. All Senior Preferred Stock and Old Preferred Stock and associated dividends and accretion were eliminated as of the Effective Date of the Merger.

   Since December 31, 1996 the components of the number of Senior Preferred and changes in associated values are as follows (in thousands):

                                                        Number        Recorded
                                                      of shares         Value
                                                      ---------       ----------
     Balance, December 31, 1996.....................    8,788         $ 80,726
     Shares canceled pursuant to management option       (110)             (15)
      agreements....................................     (110)             (15)

     Shares canceled................................     (116)               -
     Accrued and unpaid dividends...................        -            5,721
     Accretion of redemption value and dividends....        -            3,205
     Cancellation of stock due to Merger............   (8,562)         (89,637)
                                                       ------         --------
     Balance,  June 30,  1997.......................        -         $      -
                                                       ======         ========

   The following table reflects the components and changes since December 31, 1996 to the number of shares of stock outstanding (in thousands):

                                              Old          TGX        Sheridan
                                           Preferred      Common       Common
                                             Stock         Stock        Stock
                                           ---------      ------       -------
Balance,  December 31,  1996............       485       24,956             -
Dividends on Old Preferred Stock........        12            -             -
Cancellation of stocks due to Merger....      (497)     (24,956)            -
Issuance of common stock due to Merger..         -            -         4,281
                                              ----      -------         -----
Balance, June 30, 1997..................         -            -         4,281
                                              ====      =======         =====

   The following table reflects the components and changes since December 31, 1996 to the Company's equity (deficit) and associated values (in thousands):


                                                                  Old           TGX        Sheridan     Additional
                                                               Preferred      Common         Common       Paid-In     Accumulated
                                                                 Stock         Stock         Stock        Capital       Deficit
                                                               ----------     ------       --------     ---------     -----------
Balance, December 31, 1996...................................  $ 485         $ 290           $  -         $ 1,665       $(72,116)

Preferred dividends payable with additional shares of Old
 Preferred Stock.............................................     12             -              -             108           (120)

Dividends on Senior Preferred Stock..........................      -             -              -               -         (5,721)

Accretion of Senior Preferred redemption value...............      -             -              -               -         (3,205)

Net income...................................................      -             -              -               -            433

Cancellation of stocks due to Merger.........................   (497)         (290)             -          14,050         76,373

Issuance of Sheridan Common Stock............................      -             -             43             (43)             -
                                                               -----         -----           ----         -------       --------
Balance, June 30, 1997.......................................  $   -         $   -            $43         $15,780       $ (4,356)
                                                               =====         =====            ===         =======       ========

6. INCOME TAXES

   The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference, if any, between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

   The Company's current income tax expense for 1997 and 1996 of $10,000 and $127,000, respectively, consists solely of alternative minimum tax. In 1996, the Company recognized a deferred tax asset of $930,000 based on income projections for 1997 and 1998 and the Company's expected statutory tax rate of 34%. As a result of changes in oil and gas prices and the results of actual operations, the Company's income tax expense for the six months ending June 30, 1997 of $250,000 represents deferred income tax expense, based on the statutory rate of 34%, of $236,000 attributable to current operations, plus $14,000 attributable to an increase in the valuation allowance ascribed to the deferred tax asset. The valuation adjustment is based on the Company's continuing reassessment of the value of the deferred tax asset determined, in part, on expected income for the prospective two year period. Further, as part of its reassessment process, the Company reclassified a portion ($90,000) of the deferred tax asset from current to long-term.

7. EARNINGS PER SHARE

   All prior period per share data and amounts have been restated to reflect issuance of Sheridan Common Stock on a retroactive basis. All preferred stock dividends and accretion were eliminated as of the Effective Date of the Merger; however, all pre-Effective Date dividend and accretion charges are reflected in the historical earnings results applicable to common shares.

   The following table reflects pro forma earnings per share of common stock as if the Merger had been effective as of January 1, 1996 and all dividends and accretion charges had been eliminated as of such date:

                                  Three Months              Six Months
                                   Ended June 30,          Ended June 30,
                                  1997   1996             1997        1996
                                  -----  -----            -----      -----
Before extraordinary gain.......  $   -  $1.60            $0.10      $1.57
Extraordinary gain..............      -    .41                -        .41
                                  -----  ------           -----      -----
Pro forma net income per share    $   -  $2.01            $0.10      $1.98
                                  =====  ======           =====      =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

  The following discussion provides information which management believes is relevant to an understanding and assessment of the Company's results of operations and financial condition, and those presently known events, trends or uncertainties that are reasonably likely to have a material impact on the Company's future results of operations or financial condition or that are reasonably likely to cause the historical financial statements not to be necessarily indicative of future operating results or financial condition. It should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein. As a result of the Merger, the results of operations and financial condition discussions below includes pre- Effective Date historical results of TGX as Sheridan activity.

                             RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 ("1997") and June 30, 1996 ("1996")

Revenues
---------

  Revenues from oil and natural gas sales for the current quarter of 1997 increased $270,000 over 1996 comparable revenues. The increase in quarterly revenues was due to an increase in oil and natural gas volumes sold. On an equivalent unit basis (one barrel of oil equals six Mcf of natural gas on a heating value basis ("Mcfe"), sales volumes increased 35% primarily due to the Company's acquisition and drilling program activity. The increase in volumes sold resulted in $349,000 of additional revenues which was partly offset by a decline in unit prices as compared to the 1996 quarter. A summary of oil and natural gas sales revenues and volumes for the respective three month periods follows with natural gas prices being reflected on a thousand cubic feet ("Mcf") and volumes on a thousand Mcf ("Mmcf") basis.


                      Summary of Volumes Sold and Revenues

                                               Three Months
                                               Ended June 30,
                                             1997         1996      Change
                                           -------       ------     -------

Oil revenues (in thousands).........       $   401       $   407      (2)%
Oil sales volume (barrels)..........        21,100        19,600       7%
Oil average sales price per barrel..       $ 19.01       $ 20.78      (8)%

Natural gas revenues (in thousands)......  $ 1,008       $   732      38%
Natural gas sales volume (Mmcf)..........      506           352      44%
Natural gas average sales price per Mcf..  $  1.99       $  2.08      (4)%

  Gain on property sales for the quarter ended June 30, 1997 of $46,000 consists primarily of the sale of non-producing acreage while the 1996 comparable gain resulted from the sale of the Company's interest in 54 marginal producing wells.

Costs and Expenses
------------------

  For the second quarter of 1997, operating expenses, which is comprised of workover costs, severance taxes and through wellhead production costs (lifting costs), increased $79,000 or 24%. Excluding workover costs and severance taxes, 1997 and 1996 quarterly operating expenses totaled $320,000 and $222,000, respectively, for production costs through the wellhead. Operating expenses for the current quarter, increased due to higher production volumes and approximately $50,000 of costs related to flood damage incurred in April 1997 at the Company's Dorcheat field. Production costs per Mcfe for the 1997 three month period were $0.51 as compared to $0.47 for 1996.

  Treating and transportation quarterly expenses decreased by $56,000 or 29% in 1997. These costs represent post wellhead expenditures primarily associated to the Company's Comite field production and are incurred to treat Company gas to comply with pipeline specifications or to transport the gas to market. The decrease is primarily due to the 1996 quarter including previously deferred treating fees pursuant to an agreement and a decline in volumes requiring treating. Treating and transportation expenses per Mcfe for the three month periods of 1997 and 1996 were $0.27 and $0.54, respectively.

  Depletion, depreciation, and amortization ("DD&A") expense in 1997 increased $212,000 or 91% due to an increase in the weighted average DD&A rate per Mcfe and higher sales volumes. The weighted average quarterly DD&A rate for the current quarter of 1997 increased 56% to $0.78 per Mcfe as compared to 1996's comparable rate of $0.50. The remaining increase in quarterly DD&A expense for 1997 is the result of an increase in Mcfe sold of approximately 35%.

  General and administrative expenses for the current quarter decreased by $194,000 or 33% from the comparable 1996 period. The decrease in expense is the result of lower staff costs resulting from the resignation of the chief executive officer in the first quarter on 1997, lower professional fees and the collection of $80,000 of previously allowed for doubtful accounts receivable during the current quarter. In late June 1997, the Company hired a new chief executive officer and thus a portion of the staff cost savings realized in the second quarter of 1997 will not be recurring.

Other Income (Expense)
----------------------

  On April 12, 1996, TGX entered into a Settlement Agreement with NFG and the Public Service Commission of the State of New York. Pursuant to the Settlement Agreement, TGX received $7,200,000 from NFG and all parties to the Settlement Agreement dismissed all claims and counterclaims against each other. As a result of the NFG gross settlement proceeds and payment of $100,000 to another party entitled to participate in the proceeds, TGX recorded a net litigation settlement gain in the second quarter of 1996 of $7,100,000. Pursuant to amended credit agreements with BMOF, 50% of the gross settlement proceeds were paid to BMOF in cancellation and full payment of the non-recourse secured note totaling $5,468,000, including accrued interest of $816,000. TGX recorded an extraordinary gain for debt forgiveness of $1,831,000, net of income taxes of $37,000, in conjunction with the $3,600,000 BMOF final payment during the second quarter of 1996.

Income Tax Expense
------------------

  Due to tax loss carryforwards, the Company currently pays only federal alternative minimum income taxes. In 1996, the Company recognized a deferred tax asset of $930,000 based on then income projections for 1997 and 1998. As a result of changes in oil and gas prices and actual operations, the Company recognized in the current quarter of 1997 $250,000 of deferred income tax expense of which $236,000 was attributed to current year to date operations and $14,000 to an increase in the deferred tax valuation allowance. It is not anticipated that the recently enacted tax legislation will have any significant impact on the future results of operations of the Company.

Dividends and Accretion on Preferred Stock
------------------------------------------

  Pursuant to the terms of the TGX bankruptcy plan, dividends for the Senior Preferred stock were calculated at 10%, compounded annually and resulted in accrued, but unpaid, dividends expense for the quarters of 1997 and 1996 of $2,543,000 and $3,138,000, respectively. Dividends on the Old Preferred Stock for the 1997 and 1996 quarters were $53,000 and $67,000 respectively. The accretion of the Senior Preferred redemption value, also a non-cash item, is calculated based on the interest method. Effective with the Merger, all dividend and accretion obligations were eliminated; however, all pre- Effective Date dividend and accretion charges continue to be reflected in the historical results.


                             RESULTS OF OPERATIONS

Six Months Ended June 30, 1997 ("1997") and June 30, 1996 ("1996")

Revenues
--------

  Revenues from oil and natural gas sales for the first six months of 1997 increased $871,000 or 37% over 1996 comparable revenues. Of the increase in 1997 revenues, $500,000 or 57% was due to an increase in Mcfe of 23%. A summary of oil and natural gas sales revenues and volumes for the respective six month periods follows with natural gas prices being reflected on an Mcf basis and volumes on an Mmcf basis.


                     Summary of Volumes Sold and Revenues

                                             Six Months Ended
                                                 June 30,
                                              1997       1996         Change
                                            ---------  --------       ------

Oil revenues (in thousands)...............  $   787    $   726           8%
Oil sales volume (barrels)................   38,800     36,300           7%
Oil average sales price per barrel........  $ 20.30    $ 20.01           1%

Natural gas revenues (in thousands).......  $ 2,411    $ 1,601          51%
Natural gas sales volume (Mmcf)...........      994        776          28%
Natural gas average sales price per Mcf...  $  2.43    $  2.06          18%

  Natural gas represented 81% of the Company's 1997 Mcfe sales volumes and 75% of oil and natural gas revenues. Due to the Company's production being heavily weighted toward gas, its revenues and cash flow are significantly influenced by changes in gas prices. During 1997, average gas prices increased to $2.43 or $0.37 per Mcf from the 1996 average price of $2.06. Higher oil and natural gas prices contributed to an increase in 1997 revenues of $371,000 or 43% of the current period revenue increase. Both oil and gas prices have declined further from the current year six month average prices as a result of weather conditions and other market factors. The NYMEX natural gas contract price, based on a Mcf basis, was $2.16 for August 1997, while, the per barrel posted price for West Texas Intermediate was $18.00 as of July 31, 1997.

  Natural gas gathering revenues were flat as compared to 1996, while equity earnings in the Comite Field Plant Venture treating plant decreased by $107,000 or 35%. The decrease in treating plant earnings is attributed to continued Comite field production declines and 1996 benefiting from the recoupment of approximately $78,000 of previously deferred treating fees pursuant to an agreement. As a result of recent third party exploration activity in close proximity to both the treating plant and gathering system, an additional well was connected, in December 1996, to this facility with prospects of one additional well being added later in 1997. Though the new well's treating and gathering rates per Mcf are lower than current well agreements, the addition of the new well should partially offset the continued decrease in revenues resulting from production decline on the two older existing contracted wells.

  Gain on property sales for 1997 of $46,000 consists primarily of the sale of non-producing acreage while the 1996 gain of $145,000 resulted from the sale of the Company's interest in 54 marginal producing wells.

Costs and Expenses
------------------

  For 1997, operating expenses, which is comprised of workover costs, severance taxes and through wellhead production costs (lifting costs), increased $143,000 or 22%. Workover costs for 1997 and 1996 totaled $92,000 and $133,000, respectively, and primarily represent discretionary well production activities
that are implemented to enhance or increase production.   Severance taxes for
1997 and 1996 were $138,000 and $120,000, respectively. The increase in severance taxes is related to increased oil and natural gas revenues due to higher prices and increased sales volumes.

  Excluding workover costs and severance taxes, 1997 and 1996 operating expenses totaled $569,000 and $402,000, respectively, for production costs through the wellhead. Operating expenses for 1997, increased due to higher production volumes and approximately $50,000 of costs related to flood damage incurred in April 1997 at the Company's Dorcheat field. Production costs per Mcfe for 1997 were $0.46 as compared to $0.40 for 1996.

  Treating and transportation expenses decreased by $147,000 or 34% in 1997. These costs represent post wellhead expenditures primarily associated to the Company's Comite field production and are incurred to treat Company gas to comply with pipeline specifications or to transport the gas to market. The 1997 decrease is primarily due to 1996 including approximately $78,000 of previously deferred treating fees pursuant to an agreement and field production declines. Treating and transportation expenses for 1997 and 1996, excluding 1996 deferred fees, per Mcfe were $0.25 and $0.31, respectively.

  Depletion, depreciation, and amortization ("DD&A") expense in 1997 increased $330,000 or 72% due to an increase in the weighted average DD&A rate per Mcfe and higher sales volumes. The weighted average quarterly DD&A rate for 1997 increased 41% to $0.65 per Mcfe as compared to 1996's rate of $0.46. The remaining increase in DD&A expense for 1997 is the result of an increase in Mcfe sold of approximately 23%.

  Pursuant to successful efforts accounting, unsuccessful exploration costs are expensed as opposed to capitalized. Exploration costs for 1997 totaled $13,000 and represent additional costs incurred related to previously reported unsuccessful 1996 exploration activities.

  General and administrative expenses in 1997 decreased by $224,000 or 18% from 1996. General and administrative expenses for 1997 include a net charge of $186,000 resulting from a settlement payment, pursuant to an agreement, to the former chief executive officer and $95,000 of professional and other fees, in excess of 1996 costs, incurred related to the Merger. General and administrative expenses for 1997 benefitted from collection of $80,000 of previously allowed for doubtful accounts receivable. Excluding the net officer settlement expense, additional Merger costs and doubtful accounts collection, 1997 general and administrative expenses, as compared to 1996, decreased $239,000 due primarily to lower personnel and legal costs.

Other Income (Expense)
----------------------

  On April 12, 1996, TGX entered into a Settlement Agreement with NFG and the Public Service Commission of the State of New York. Pursuant to the Settlement Agreement, TGX received $7,200,000 from NFG and all parties to the Settlement Agreement dismissed all claims and counterclaims against each other. As a result of the NFG gross settlement proceeds and payment of $100,000 to another party entitled to participate in the proceeds, TGX recorded a net litigation settlement gain of $7,100,000. Pursuant to amended credit agreements with BMOF, 50% of the gross settlement proceeds were paid to BMOF in cancellation and full payment of the non-recourse secured note totaling $5,468,000, including accrued interest of $816,000. TGX recorded an extraordinary gain for debt forgiveness of $1,831,000, net of income taxes of $37,000, in conjunction with the $3,600,000 BMOF final payment.

  Other income for 1997 of $125,000 consists of interest income of $25,000, the sale of the Company's option to purchase a pipeline in Arkansas to a third party for $50,000 and other miscellaneous revenues. Other revenues for 1996 consisted primarily of interest income.

  Interest expense for 1997 decreased $113,000 or 60% due to 1996 including accrued interest of $133,000 pursuant to the nonrecourse BMOF note. The accrued BMOF note interest was payable in kind through issuance of additional notes. In conjunction with the April 1996 NFG Litigation settlement, BMOF was paid 50% of the settlement proceeds, pursuant to the amended credit agreement, in cancellation and full payment of the non-recourse secured note. In conjunction with the BMOF note settlement, the Company recognized an extraordinary gain from debt forgiveness, including accrued interest.

Income Tax Expense
------------------

  Due to tax loss carryforwards, the Company currently pays only federal alternative minimum income taxes and recognized current tax expense in 1997 and 1996, of $10,000 and $127,000, respectively. In 1996, the Company recognized a deferred tax asset of $930,000 based on then income projections for 1997 and 1998. As a result of changes in oil and gas prices and actual operations, the Company recognized in 1997 $250,000 of deferred income tax expense of which $236,000 was attributed to current operations and $14,000 to an increase in the deferred tax valuation allowance.

Dividends and Accretion Preferred Stock
---------------------------------------

  Pursuant to the terms of the TGX bankruptcy plan, dividends for the Senior Preferred stock were calculated at 10%, compounded annually and resulted in accrued, but unpaid, dividends expense for 1997 and 1996 of $3,178,000 and $3,205,000, respectively. Dividends on the Old Preferred Stock were $67,000 for 1997 and 1996. The accretion of the Senior Preferred redemption value, also a non-cash item, is calculated based on the interest method. Effective with the Merger, all dividend and accretion obligations were eliminated; however, all pre- Effective Date dividend and accretion charges continue to be reflected in the historical results.

                              FINANCIAL CONDITION

  For the first half of 1997, the Company's capital expenditures totaled $3,228,000, an increase of $2,868,000 from 1996 activity. Of the 1997 expenditures, $2,045,000 or 62% was related to producing well acquisition activity. The Company also incurred 1997 workover costs of $92,000. The positive results of these expenditures should result in additional increases in sales volumes during the second half of 1997.

  At June 30, 1997, the Company had negative working capital of $1,091,000 resulting primarily from an increase in accrued capital and operating costs of $975,000 from year end 1996. Of the accrual increase, $680,000 is related to the acquisition of additional producing property interest in the Dorcheat Field area. This acquisition, which was effective May 1, 1997, was closed on July 31, 1997 and financed through long-term debt borrowings under the existing Bank One credit facility. The Bank One credit facility matures on June 30, 1999 and the interest rate is the bank's stated rate plus 1.5%. The borrowing base under the current credit facility at June 30, 1997 was $4,100,000 and is reduced monthly by $100,000. The borrowing base is redetermined on a semi-annual basis or at any time at Bank One's election and is anticipated to increase significantly as a result of 1997 acquisition and drilling activity. The credit facility is secured by substantially all of the Company's assets and includes certain financial ratio and default covenants.

  The Company, prior to the Merger, had certain dividend and redemption obligations related to the Senior Preferred shares. For financial reporting purposes, the Senior Preferred shares had both debt and equity characteristics and, accordingly, was not classified as a component of stockholders' equity. Effective with the Merger, all preferred Stock dividend and accretion accruals and associated amounts were eliminated and the associated adjustments to reflect the Merger resulted in a stockholders' equity balance of $11,467,000 as of June 30, 1997 as compared to a deficit of $69,676,000 as of December 31, 1996.


                        LIQUIDITY AND CAPITAL RESOURCES

  For the first half of 1997, the Company's cash provided by operating activities was $1,791,000 which was used primarily to fund the Company's acquisition and drilling activities. Cash provided by operating activities for 1997 was reduced by the net settlement cost incurred of $186,000 related to the resignation of the former chief executive officer. Also, included in cash provided by operating activities is approximately $373,000 of proceeds received from the Company's 35% equity investment in the Comite Field Plant Venture.

  At the end of the second quarter of 1997, the Company had outstanding debt of $1,500,000 and letters of credit commitments outstanding of $92,000 resulting in available borrowing capacity of $2,508,000 under its bank credit facility. As a result of the closing of an acquisition of additional producing property interest in the Dorcheat Field on July 31, 1997 for $680,000, the outstanding bank debt increased to $2,000,000. The borrowing base of the bank facility is scheduled to be redetermined in September.

  The Company anticipates that continued development drilling and workovers will maintain or increase current production volumes. In addition, the Company is continually evaluating opportunities for acquisition of producing properties and currently intends to pursue future production volume and reserve base growth through acquisitions. Additional acquisitions, depending on size, may be financed through a combination of working capital, bank borrowings, mezzanine financing, production payments and equity. Effective implementation of the Company's development and acquisition plans is expected to meet the Company's long-term operation and liquidity requirements. However, there can be no assurance that the Company will be successful in such endeavors.

  Inflation and Changes in Prices. The Company's revenues have been and will continue to be affected by changes in oil and natural gas prices which have been unstable. For management purposes, the Company assumes that oil and natural gas prices will escalate at 5% per annum and that costs and expenses will escalate at 4% per annum. The principal effects of inflation on the Company relate to the costs required to drill, complete and operate oil and natural gas properties. Drilling costs, which had been on a general downward trend since the early 1980's have recently been increasing due primarily to an industry wide increase in drilling activity. The increases in drilling costs are not anticipated to significantly impact Company current operations.

Part II.  Other Information

Item 1. LEGAL PROCEEDINGS

  Except as set forth in Note 3 of the Notes to Consolidated Financial Statements Unaudited included in Part I hereof, since the filing date of the Annual Report on Form 10-KSB, there have been no substantial developments related to the legal proceedings described therein.

Item 2.  DEFAULTS UPON SENIOR SECURITIES

         Prior to the Merger, dividends for the Senior Preferred Stock began accruing on the effective date of the TGX bankruptcy plan, however, as of the Effective Date of the Merger, no dividends had been declared. The Senior Preferred Stock was to receive a 10% annual compounded cash dividend, payable quarterly, provided however, that the payment of such dividends did not violate (i) Delaware Law which prohibits the payment of dividends when such payment would impair the capital of the Company or (ii) certain covenants in the Company's Credit Agreement with Bank One, Texas N.A. Effective with the Merger, all Senior Preferred Stock was exchanged for Sheridan Common Stock and all dividends eliminated.

Item 3.  Submission of Matters to a Vote of Security Holders

     On June 12, 1997, the Company held a Special Meeting of Shareholders. At such time the following items were submitted to a vote of security holders. Such matters were submitted to the security holders through the solicitation of proxies.

     (a) ELECTION OF DIRECTORS

     The following persons were elected to serve on the Board of Directors until the 1998 Annual Meeting of Shareholders or until their successor have been duly elected and qualified. The Directors received the votes set forth opposite their respective names:


                                           Withheld
                                           ---------
Name                      For     Against  Authority
---------------------  ---------  -------  ---------
Jonathan P. Carroll    3,579,282      0       78,102
Michael A. Gerlich     3,594,326      0       63,058
David H. Scheiber      3,594,326      0       63,058
Jeffrey E. Susskind    3,594,326      0       63,058

(b)   PROPOSALS.

The Shareholders of the Company were requested to vote on the 1997 Flexible Incentive Plan. Such proposal was approved by the Shareholders. Such proposal received 2,077,021 votes in favor, 43,272 votes against, and 63,020 abstained or withheld authority.

Item 4.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

    Exhibit 10.29 - Executive Employment Agreement between the Company and B.A. Berilgen dated as of June 5, 1997. Filed herewith.

    Exhibit 27 - Financial Data Schedule

    (b)  Reports on Form 8-K:

    Dated June 12, 1997 reporting under Item 5 the Merger, effective June 12, 1997, of TGX Corporation with and into the Company and recapitalization of existing security holders.

                                  Signatures

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             SHERIDAN ENERGY, INC.
                                 (Registrant)



Date:  August 14, 1997           By:      /S/  Michael A. Gerlich
                                          --------------------------------
                                          Michael A. Gerlich
                                          Vice President and
                                          Chief Financial officer