Form 10QSB
period 1997-09-30
SHERIDAN ENERGY INC
filed 1997-11-14
CIK 1018355

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB
(Mark One)


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________
Commission file number 0-22691

                             SHERIDAN ENERGY, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                         76-0507664
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                           Identification
   1000 Louisiana, Suite 800
          Houston, Texas                                        77002
(Address of principal executive offices)                      (Zip Code)

                                 (713) 651-7899
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

     As of November 10, 1997 there were 4,281,471 outstanding shares of Sheridan Energy, Inc. Common Stock, $.01 par value.


================================================================================

                             SHERIDAN ENERGY, INC.
         Report on Form 10-QSB For The Quarter Ended September 30, 1997



                                     Index

                                                                                     Page
Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)                                      1

                  Consolidated Balance Sheet -
                  September 30, 1997 and December 31, 1996                              2

                  Consolidated Statement of Operations -
                  Three and Nine Month Periods Ended September 30, 1997 and 1996        3

                  Consolidated Statement of Cash Flows -
                  Nine Month Periods Ended September 30, 1997 and 1996                  4

                  Notes to Consolidated Financial Statements (Unaudited)                5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   9

Part II.  Other Information                                                            14



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

                             Sheridan Energy, Inc.
         Report on Form 10-QSB For the Quarter Ended September 30, 1997

                         Part I.  Financial Information



Item 1.  FINANCIAL STATEMENTS

          The accompanying unaudited consolidated financial statements of Sheridan Energy, Inc., ("Sheridan"), and Sheridan's subsidiary (collectively Sheridan and its subsidiary are herein called the "Company"), have been prepared in accordance with Rule 310 of Regulation S-B, "Interim Financial Statements", and accordingly do not include all information and notes required under generally accepted accounting principles for complete financial statements. Sheridan is the surviving entity resulting from the merger effective June 12, 1997 (the "Merger") with its former parent company, TGX Corporation ("TGX"). The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in TGX's Annual Report on Form 10-KSB for the year ended December 31, 1996. These interim financial statements reflect all adjustments (which were normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of September 30, 1997 and the results of its operations and cash flows for the nine month period ended September 30, 1997. Results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. It is recommended that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the TGX's Annual Report on Form 10-KSB for the year ended December 31, 1996.

                             SHERIDAN ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands except for share data)

                                                                                               September 30         December 31,
                                                ASSETS                                             1997                 1996
                                                ------                                           -------              --------
                                                                                               (Unaudited)
Current assets:
        Cash and cash equivalents...........................................................    $    138             $   1,924
        Accounts receivable, net of allowance for doubtful accounts of $90 and $200,
          respectively......................................................................       1,436                 1,291
        Deferred tax asset..................................................................         332                   680
        Other current assets................................................................         202                   117
                                                                                                 -------              --------
                Total current assets........................................................       2,108                 4,012
                                                                                                 -------              --------
Property and equipment:
        Oil and natural gas properties......................................................      19,707                15,535
        Other property and equipment........................................................         262                   204
        Accumulated depletion, depreciation and amortization................................      (6,388)               (5,103)
                                                                                                 -------              --------
                Property and equipment, net.................................................      13,581                10,636
                                                                                                 -------              --------
Investment in Comite Field Plant Venture....................................................         532                   596
Deferred tax asset..........................................................................         340                   250
Other assets................................................................................          64                    53
                                                                                                 -------              --------
                Total other assets..........................................................         936                   899
                                                                                                 -------              --------
TOTAL ASSETS................................................................................     $16,625              $ 15,547
                                                                                                 =======              ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                      ----------------------------------------------
Current liabilities:
        Accounts payable and accrued liabilities-Note 4.....................................     $ 2,839              $  2,997
        Note payable-Note 2.................................................................          63                    --
                                                                                                 -------              --------
                Total current liabilities...................................................       2,902                 2,997
                                                                                                 -------              --------
Long-term debt-Note 2.......................................................................       2,200                 1,500
                                                                                                 -------              --------
                Total liabilities...........................................................       5,102                 4,497
                                                                                                 -------              --------
Commitments and contingencies-Note 3
Redeemable Senior Preferred Stock, 8,788,571 shares outstanding; redemption $87,886-Note 5            --                80,726
Stockholders' equity (deficit)-Note 5:
        9% Cumulative Convertible Preferred stock, 300,000 shares issued plus 185,000 shares
          to be issued for dividends........................................................          --                   485
        Common stock, 4,281,471 and 24,955,807, respectively, shares outstanding............          42                   290
        Additional paid-in capital..........................................................      15,780                 1,665
        Accumulated deficit.................................................................      (4,299)              (72,116)
                                                                                                 -------              --------
                Total stockholders' equity (deficit)........................................      11,523               (69,676)
                                                                                                 -------              --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)........................................     $16,625              $ 15,547
                                                                                                 =======              ========

     See accompanying notes to unaudited consolidated financial statements

                             SHERIDAN ENERGY, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                                             Three Months                           Nine Months
                                                                          Ended September 30,                    Ended September 30,


(In thousands, except per share data)                                   1997             1996             1997           1996
------------------------------------------------------------------   ----------    --------------    ------------    -------------
REVENUES
  Oil and natural gas sales.....................................         $1,567          $  1,146         $ 4,765        $   3,473
  Natural gas gathering.........................................             63                65             171              173
  Equity earnings in Comite Field Plant Venture.................            135               130             337              439
  Gain on property sales........................................              5                 -              51              145
                                                                     ----------    --------------    ------------    -------------
                                                                          1,770             1,341           5,324            4,230
                                                                     ----------    --------------    ------------    -------------
COSTS AND EXPENSES
  Operating expenses............................................            464               295           1,262              950
  Treating and transportation expense...........................            151               189             432              617
  Depletion, depreciation and amortization......................            500               268           1,291              729
  General and administrative expenses...........................            467               547           1,496            1,800
  Exploration costs.............................................             72                 -              85                -
                                                                     ----------    --------------    ------------    -------------
                                                                          1,654             1,299           4,566            4,096
                                                                     ----------    --------------    ------------    -------------
OPERATING INCOME                                                            116                42             758              134
                                                                     ----------    --------------    ------------    -------------
OTHER INCOME (EXPENSE)
  Litigation settlement gain,  net - Note 2.....................              -                 -               -            7,100
  Other income (loss)...........................................             (1)              176             124              233
  Interest expense..............................................            (54)              (24)           (128)            (211)
                                                                     ----------    --------------    ------------    -------------
                                                                            (55)              152              (4)           7,122
                                                                     ----------    --------------    ------------    -------------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY GAIN                            61               194             754            7,256
                                                                     ----------    --------------    ------------    -------------
Income tax expense - Note 6:
  Current.......................................................              5                 -              15              127
  Deferred......................................................              -                 -             250                -
                                                                     ----------    --------------    ------------    -------------
                                                                              5                 -             265              127
                                                                     ----------    --------------    ------------    -------------
INCOME BEFORE EXTRAORDINARY GAIN                                             56               194             489            7,129
                                                                     ----------    --------------    ------------    -------------
Extraordinary gain, net of income taxes of $37 - Note 2.........              -                 -               -            1,831
                                                                     ----------    --------------    ------------    -------------
NET INCOME......................................................             56               194             489            8,960
Preferred stock dividends - Note 5..............................              -            (3,308)         (5,841)          (9,835)
Accretion of Senior Preferred redemption value - Note 5.........              -            (1,576)         (3,205)          (4,441)
                                                                     ----------    --------------    ------------    -------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK....................         $   56         $ (4,690)         $(8,557)       $  (5,316)
                                                                     ==========    ==============    ============    =============


NET INCOME (LOSS) PER SHARE OF COMMON STOCK (Note 7):
         Before extraordinary gain.............................           $0.01         $   (1.07)         $(2.00)      $    (1.62)
         Extraordinary gain....................................               -                 -               -             0.41
                                                                     ----------    --------------    ------------    -------------
NET INCOME (LOSS) PER SHARE.....................................          $0.01         $   (1.07)         $(2.00)        $  (1.21)
                                                                     ==========    ==============    ============    =============
AVERAGE COMMON SHARES OUTSTANDING...............................          4,281             4,394           4,281            4,394
                                                                     ==========    ==============    ============    =============

     See accompanying notes to unaudited consolidated financial statements

                             SHERIDAN ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                           Nine Months Ended
                                                                              September 30,
(In thousands)                                                             1997             1996
---------------------------------------------------------------      -------------     -----------
Cash flows from operating activities:
  Net income...................................................            $   489         $ 8,960
  Adjustments to reconcile net income to cash provided by
   operating activities:
    Depletion, depreciation and amortization...................              1,291             729
    Amortization of debt transaction costs and stock
     compensation..............................................                  1              44
    Distribution in excess of equity earnings..................                 64              46
    Gain on property sales.....................................                (51)           (145)
    Recovery of accounts receivable loss provisions............                 80               -
    Interest to be paid through issuance of additional notes...                  -             133
    Extraordinary gain.........................................                  -          (1,868)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable...............               (225)            136
      Decrease in accounts receivable from affiliates..........                  -               6
      Decrease in deferred tax asset...........................                348               -
      Increase in other current assets.........................                (85)           (173)
      Increase in accounts payable and accrued liabilities.....               (158)           (374)
    Deferred tax asset (Increase)..............................                (90)              -
                                                                     -------------     -----------
    Net cash provided by operating activities..................              1,664           7,494
                                                                     -------------     -----------
Cash flows from investing activities:
  Capital expenditures.........................................             (4,257)           (810)
  Proceeds from disposal of assets.............................                272             145
  Increase in other assets.....................................                  -             (24)
                                                                     -------------     -----------
  Net cash used by investing activities........................             (3,985)           (689)
                                                                     -------------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt and note payable........              4,362             400
  Advances pursuant to revolving credit facility and note
   payable.....................................................             (3,798)         (4,500)
  Debt transaction costs and other.............................                (29)              -
                                                                     -------------     -----------
  Net cash provided (used) by financing activities.............                535          (4,100)
                                                                     -------------     -----------
Net increase (decrease) in cash and cash equivalents...........             (1,786)          2,705
Cash and cash equivalents at beginning of period...............              1,924             384
                                                                     -------------     -----------
Cash and cash equivalents at end of period.....................            $   138         $ 3,089
                                                                     =============     ===========
Supplemental Disclosure of Non-Cash Financing Activities:
  Forgiveness of long term debt and notes payable, net of
   taxes of $37................................................            $     -         $ 1,831
  Interest to be paid through the issuance of additional notes.                  -             133

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

2.  LONG-TERM DEBT AND NOTE PAYABLE

  As of September 30, 1997 and December 31, 1996, the components of long-term debt were:

                                                        September 30,          December 31,
(Thousands of dollars)                                       1997                  1996
------------------------------------------------    --------------------    -----------------
Bank borrowings:
  Revolving credit (secured)                                      $2,200               $1,500
  Less current maturities                                              -                    -
                                                    --------------------    -----------------
  Long-term debt                                                  $2,200               $1,500
                                                    ====================    =================

  On July 13, 1994, the Company entered into a series of agreements with Bank One, Texas N.A. ("Bank One") whereby the Company's then outstanding secured debt with the Bank of Montreal ("BMO") was restructured and all existing BMO events of default were resolved. The Bank One facility is secured by substantially all of the Company's oil and gas properties. Effective September 30, 1997, the Bank One facility borrowing base was $12,000,000 and the Company's interest rate was lowered resulting in a current rate of Bank One's stated rate, which was 8.5% at current quarter end, plus .25%. The borrowing base is reduced monthly by $175,000 and approximately $3,855,000 of the borrowing base is committed to current development of the Company's Dorcheat Field in Columbia County, Arkansas and acquisition activity. The borrowing base is redetermined every six months or at Bank One's discretion and the loan matures on June 30, 1999.

  The Company has outstanding an unsecured note payable of $63,000 to a third party related to financing of certain insurance premiums. The note bears interest at 8.31% commencing July 1, 1997, and is payable in nine equal monthly installments, plus interest.

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

          Cash paid for interest during the first nine months of 1997 and 1996 totaled approximately $112,000 and $53,000, respectively.

3.  COMMITMENTS AND CONTINGENCIES

Litigation
----------

          In July, 1992, certain unleased mineral interest owners commenced a legal action in the 19th Judicial District Court for East Baton Rouge Parish, Louisiana, (Case No. 383844, Division"A") against Sheridan's predecessor, TGX, as operator of three wells. The petition alleges that the unleased owners are entitled to a refund of revenues paid to TGX and other working interest owners, since first production, which are attributable to the unleased owners proportionate unit interest and which were utilized to offset the Plaintiff's proportionate share of costs associated with drilling the wells. The court entered a judgment against Sheridan for an amount to be determined at a later time. Sheridan has asked the court to reconsider the ruling. If the court does not reverse its ruling, Sheridan intends to appeal. Sheridan has also argued that any claim which arose prior to the date of the entry of the order confirming TGX's Chapter 11 plan of reorganization has been discharged through bankruptcy. TGX filed a lawsuit in the U.S. Bankruptcy Court for the Western District of Louisiana (Case No. 96AP-1047) claiming such a defense, however the bankruptcy court rejected that defense and that ruling is also on appeal. Sheridan plans on continuing to vigorously defend against this action, but is unable to predict the final outcome.

          In July, 1995, certain royalty owners in the same wells commenced a separate legal action alleging that TGX and other working interest owners improperly profited under the terms of a gas gathering and transportation agreement. In 1996, the court entered an order granting TGX's motion for a partial summary judgment, holding that all of the royalty owners' claims preceding the filing of the suit by more than three years were time barred. Sheridan has asked the court to dismiss the remaining claims asserted by the
royalty owners.    If not dismissed, Sheridan will vigorously defend against
this lawsuit. Because this case is in the early stages of discovery, Sheridan is unable to predict the outcome of this action.

          In December, 1996, Tomcat Exploration, Inc. and others brought suit against Sheridan in the 215th District Court of Harris County, Texas (Cause No. 96-61561) alleging that Sheridan's operation of the Sinclair No. 1 well was negligent and, as a result, caused damage and loss to the Plaintiffs. The suit alleges, among other things, that Sheridan negligently ceased to properly treat the corrosive environment surrounding the tubing in the well, resulting in the well ceasing production and causing their loss. Sheridan has responded by claiming, among other things, that its activities did not cause the loss, that even if there was any such loss, Plaintiffs were aware of the state of the well prior to their acquisition of their interest in the well and, Plaintiffs' workover operation on the well, after their acquisition of their interest, caused the well to cease producing. Extensive pre-trial production and depositions have been taken, and the trial is scheduled to commence during the first quarter of 1998.

Sheridan intends to vigorously defend against the Plaintiffs' claims but can make no prediction as to the outcome of such litigation. Plaintiffs are seeking damages in excess of $10 million.

          From time to time, in the normal course of business, the Company is party to various other litigation matters the outcome of which, to the extent not otherwise provided for, should not have a material adverse effect on the Company.

4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

          As of September 30, 1997 and December 31, 1996, the primary components of accounts payable and accrued liabilities were:


(In thousands)                                                      1997            1996
------------------------------------------------------           ----------      ----------
Accounts payable                                                     $  406          $  360
Undistributed net oil and natural gas revenue                         1,214           1,281
Accrued capital, operating and production tax expenses                  826             354
Accrued professional fees                                               158             347
Income tax liability                                                      4             180
Operation advances                                                        -             115
Miscellaneous accruals                                                  231             360
                                                                 ----------      ----------
                                                                     $2,839          $2,997
                                                                 ==========      ==========


5.    SENIOR PREFERRED AND STOCKHOLDERS' EQUITY (DEFICIT)

          Pursuant to the Merger, holders' of Senior Preferred Stock received .5 shares of Sheridan Common Stock for each share of Senior Preferred Stock resulting in the issuance of 4,281,471 shares of Sheridan Common Stock and the Old Preferred Stock and TGX Common Stock were eliminated. As a result of the Merger, certain adjustments were made to stockholders' equity, on an historic cost basis, to reflect the cancellation of the TGX Stock and Senior Preferred Stock and issuance of Sheridan Common Stock. All Senior Preferred Stock and Old Preferred Stock dividends and accretion were also eliminated as of the Effective Date of the Merger.

          Since December 31, 1996 the components of the number of shares of Senior Preferred Stock and changes in associated values are as follows (in thousands):

                                                                  Number            Recorded
                                                                of Shares            Value
                                                               ------------      --------------
Balance, December 31, 1996...................................        8,788            $ 80,726
Shares canceled pursuant to management option agreements.....         (110)                (15)
Shares canceled..............................................         (116)                  -
Accrued and unpaid dividends.................................            -               5,721
Accretion of redemption value and dividends..................            -               3,205
Cancellation of stock due to Merger..........................       (8,562)            (89,637)
                                                                    ------            --------
Balance, September 30,  1997.................................            -            $      -
                                                                    ======            ========

   The following table reflects the components and changes since December 31, 1996 to the number of shares of stock outstanding (in thousands):

                                                                  Old            TGX         Sheridan
                                                               Preferred        Common        Common
                                                                 Stock           Stock         Stock
                                                             --------------  -------------  -----------
Balance,  December 31,  1996.............................              485         24,956             -
Dividends on Old Preferred Stock.........................               12              -             -
Cancellation of stock due to Merger......................             (497)       (24,956)            -
Issuance of common stock due to Merger...................                -              -         4,281
                                                                      ----        -------         -----
Balance, September 30, 1997..............................                -              -         4,281
                                                                      ====        =======         =====


          The following table reflects the components and changes since December 31, 1996 to the Company's equity (deficit) and associated values (in thousands):

                                             Old              TGX             Sheridan         Additional
                                          Preferred          Common            Common            Paid-In        Accumulated
                                            Stock            Stock              Stock            Capital          Deficit
                                         -----------      ------------      -------------      -----------      ------------

Balance, December 31, 1996.............       $ 485             $ 290                $ -          $ 1,665          $(72,116)
Preferred dividends payable with
 additional shares of Old Preferred
 Stock.................................          12                 -                  -              108              (120)
Dividends on Senior Preferred Stock....           -                 -                  -                -            (5,721)
Accretion of Senior Preferred
 redemption value......................           -                 -                  -                -            (3,205)
Net income.............................           -                 -                  -                -               489
Cancellation of stocks due to Merger...        (497)             (290)                 -           14,050            76,374
Issuance of Sheridan Common Stock......           -                 -                 43              (43)                -
Cancellation of Sheridan Common Stock..           -                 -                 (1)               -                 -
                                       ------------     -------------     --------------     ------------     -------------
Balance, September 30, 1997............       $   -             $   -                $42          $15,780          $ (4,299)
                                       ============     =============     ==============     ============     =============


6. INCOME TAXES

          The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference, if any, between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

          The Company's current income tax expense for 1997 and 1996 of $15,000 and $127,000, respectively, consists solely of alternative minimum tax. In 1996, the Company recognized a deferred tax asset of $930,000 based on income projections for 1997 and 1998 and the Company's expected statutory tax rate of 34%. As a result of changes in oil and gas prices and the results of actual operations, the Company's income tax expense for the nine months ending September 30, 1997 of $250,000 represents deferred income tax expense, based on the statutory rate of 34%, of $256,000 attributable to current operations, less a decrease in the valuation allowance ascribed to the deferred tax asset of approximately $6,000. The valuation adjustment is based on the Company's continuing reassessment of the value of the deferred tax asset determined, in part, on expected income for the prospective two year period. Further, as part of its reassessment process, the Company reclassified a portion ($90,000) of the deferred tax asset from current to long-term.

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

          The following table reflects pro forma earnings per share of common stock as if the Merger had been effective as of January 1, 1996 and all dividends and accretion charges had been eliminated as of such date:

                                                                                           Nine Months
                                                             Three Months                     Ended
                                                         Ended September 30,               September 30,
                                                         1997           1996           1997            1996
                                                       ---------      ---------      ---------      ----------
Before extraordinary gain.........................         $0.01          $0.04          $0.11           $1.62
Extraordinary gain................................             -              -              -             .41
                                                     -----------    -----------    -----------    ------------
Pro forma net income per share....................         $0.01          $0.04          $0.11           $2.03
                                                     ===========    ===========    ===========    ============


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

                             RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 ("1997") and September 30, 1996 ("1996")

Revenues
---------

          Revenues from oil and natural gas sales for the current quarter of 1997 increased $421,000 or 37% over 1996 comparable revenues. The increase in quarterly revenues was due primarily to an increase in oil and natural gas volumes sold. On an equivalent unit basis (one barrel of oil equals six Mcf of natural gas on a heating value basis ("Mcfe"), sales volumes increased 36% primarily due to the Company's acquisition and drilling program activity. The increase in volumes sold resulted in $401,000 of additional revenues with the remaining increase attributable to product price changes. A summary of oil and natural gas sales revenues and volumes for the respective three month periods follows with natural gas prices being reflected on a thousand cubic feet ("Mcf") and volumes on a thousand Mcf ("Mmcf") basis.

                      Summary of Volumes Sold and Revenues

                                                              Three Months Ended September 30,
                                                                 1997                 1996             Change
                                                            ---------------      --------------      ----------
Oil revenues (in thousands)...............................          $   441             $   386             14%
Oil sales volume (barrels)................................           23,500              18,600             26%
Oil average sales price per barrel........................          $ 18.77             $ 20.75           (10)%

Natural gas revenues (in thousands).......................          $ 1,126             $   760             48%
Natural gas sales volume (Mmcf)...........................              517                 371             39%
Natural gas average sales price per Mcf...................          $  2.18             $  2.05              6%

Costs and Expenses
------------------

          For the third quarter of 1997, operating expenses, which is comprised of workover costs, severance taxes and through wellhead production costs (lifting costs), increased $169,000 or 57%. Excluding workover costs and severance taxes, 1997 and 1996 quarterly operating expenses totaled $390,000 and $184,000, respectively, for production costs through the wellhead. Operating expenses for the current quarter increased due to higher production volumes and discretionary repair costs related to recent well acquisitions. Production costs per Mcfe for the 1997 three month period were $0.59 as compared to $0.38 for 1996.

          Treating and transportation quarterly expenses decreased by $38,000 or 20% in 1997. These costs represent post wellhead expenditures primarily associated to the Company's Comite field production and are incurred to treat Company gas to comply with pipeline specifications or to transport the gas to market. The expense decrease is the result of anticipated production declines in the Comite field and this trend should continue into the future in this mature field.

          Depletion, depreciation, and amortization ("DD&A") expense in 1997 increased $232,000 or 87% due to an increase in the weighted average DD&A rate per Mcfe and higher sales volumes. The weighted average quarterly DD&A rate for the current quarter of 1997 increased 37% to $0.76 per Mcfe as compared to 1996's comparable rate of $0.56. The remaining increase in quarterly DD&A expense for 1997 is the result of an increase in Mcfe sold of approximately 36%.

          General and administrative expenses for the current quarter decreased by $80,000 or 15% from the comparable 1996 period. The decrease in expense is the result of lower equity recapitalization costs which were partially offset by higher professional and consulting fees.

          Pursuant to successful efforts accounting, unsuccessful exploration costs are expensed as opposed to capitalized. Exploration costs for 1997 totaled $72,000 and represent costs incurred related to two current quarter unsuccessful wells.

Dividends and Accretion on Preferred Stock
------------------------------------------

          Effective with the Merger, all dividend and accretion obligations were eliminated; however, all pre- Effective Date dividend and accretion charges continue to be reflected in the 1996 historical results.

                             RESULTS OF OPERATIONS

Nine Months Ended September 30, 1997 ("1997") and September 30, 1996 ("1996")

Revenues
--------

  Revenues from oil and natural gas sales for the first nine months of 1997 increased $1,292,000 or 37% over 1996 comparable revenues. Of the increase in 1997 revenues, $899,000 or 70% was due to an increase in oil and gas volumes sold of 13% and 32%, respectively. A summary of oil and natural gas sales revenues and volumes for the respective nine month periods follows with natural gas prices being reflected on an Mcf basis and volumes on an Mmcf basis.

                      Summary of Volumes Sold and Revenues

                                                         Nine Months Ended September 30,
                                                           1997                   1996               Change
                                                    ------------------      -----------------      ----------
Oil revenues (in thousands).......................             $ 1,228                $ 1,112             10%
Oil sales volume (barrels)........................              62,300                 54,900             13%
Oil average sales price per barrel................             $ 19.71                $ 20.26            (3)%

Natural gas revenues (in thousands)...............              $3,537                 $2,361             50%
Natural gas sales volume (Mmcf)...................               1,511                  1,147             32%
Natural gas average sales price per Mcf...........              $ 2.34                 $ 2.06             14%

  Natural gas represented 80% of the Company's 1997 Mcfe sales volumes and 74% of total oil and natural gas revenues. Due to the Company's production being heavily weighted toward gas, its revenues and cash flow are significantly influenced by changes in gas prices. During 1997, average gas prices increased to $2.34 or $0.28 per Mcf from the 1996 average price of $2.06. Changes in oil and natural gas prices contributed to an increase in 1997 revenues of $393,000 or 30% of the current period revenue increase. Since current quarter end, gas prices have continued to increase in anticipation of the winter heating season while oil prices have stayed relatively flat.

  Natural gas gathering revenues were flat as compared to 1996, while equity earnings in the Comite Field Plant Venture treating plant decreased by $102,000 or 23%. The decrease in treating plant earnings is attributed to continued Comite field production declines and 1996 benefiting from the recoupment of approximately $78,000 of previously deferred treating fees pursuant to an agreement. As a result of recent third party exploration activity in close proximity to both the treating plant and gathering system, an additional well was connected, in December 1996, to this facility with prospects of one additional well being added early 1998. Though new wells treating and gathering rates per Mcf are lower than current well agreements, the addition of new wells should partially offset the continued decrease in revenues resulting from production decline on the two older existing contracted wells.

  Gain on property sales for 1997 and 1996 of $51,000 and $145,000, respectively, represent primarily the sale of the Company's interest in marginal producing wells. Sales of these wells resulted in actual proceeds from disposal of assets for 1997 and 1996 of $272,000 and $145,000, respectively.

Costs and Expenses
------------------

  For 1997, operating expenses, which is comprised of workover costs, severance taxes and through wellhead production costs (lifting costs), increased $312,000 or 33%. Workover costs for 1997 and 1996 totaled $104,000 and $193,000, respectively, and primarily represent discretionary well production activities
that are implemented to enhance or increase production.   Severance taxes for
1997 and 1996 were $200,000 and $171,000, respectively. The increase in severance taxes is related to increased oil and natural gas revenues due to higher prices and increased sales volumes.

  Excluding workover costs and severance taxes, 1997 and 1996 operating expenses totaled $958,000 and $586,000, respectively, for production costs through the wellhead. Operating expenses for 1997 increased due to higher production volumes resulting from 1997 drilling and acquisition activity and one-time expenses of approximately $69,000 related to flood damage at the Company's Dorcheat field and other field clean-up charges. Production costs per Mcfe for 1997, excluding the one-time charges, were $0.47 as compared to $0.40 for 1996.

  Treating and transportation expenses decreased by $185,000 or 30% in 1997. These costs represent post wellhead expenditures primarily associated to the Company's Comite field production and are incurred to treat Company gas to comply with pipeline specifications or to transport the gas to market. The 1997 decrease is primarily due to 1996 including approximately $78,000 of previously deferred treating fees pursuant to an agreement and anticipated Comite field gas production declines.

  Depletion, depreciation, and amortization ("DD&A") expense in 1997 increased $562,000 or 77% due to an increase in the weighted average DD&A rate per Mcfe and higher sales volumes. The weighted average DD&A rate for 1997 increased 39% to $0.68 per Mcfe as compared to 1996's rate of $0.49. The remaining increase in DD&A expense for 1997 is the result of an increase in Mcfe sold of approximately 28%.

  General and administrative expenses in 1997 decreased by $304,000 or 17% from 1996. General and administrative expenses for 1997 include a net charge of $186,000 resulting from a settlement payment, pursuant to an agreement, to the former chief executive officer while benefitting from the collection of $75,000 of previously allowed for doubtful accounts receivable. Excluding the net officer settlement expense and doubtful accounts collection, 1997 general and administrative expenses, as compared to 1996, decreased $415,000 due primarily to lower legal costs and higher direct costs attributed to capital activity.

  Pursuant to successful efforts accounting, unsuccessful exploration costs are expensed as opposed to capitalized. Exploration costs for 1997 totaled $85,000 and represent two unsuccessful 1997 wells and additional costs incurred related to unsuccessful 1996 exploration activities of $13,000.

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

  Other income for 1997 of $124,000 consists of interest income of $25,000, the sale of the Company's option to purchase a pipeline in Arkansas to a third party for $50,000 and other miscellaneous revenues. Other revenues for 1996 consisted of interest income of $101,000, take or pay settlement income of $100,000 and other miscellaneous revenues.

  Interest expense for 1997 decreased $83,000 or 39% due to 1996 including accrued interest of $133,000 pursuant to the nonrecourse BMOF note. The accrued BMOF note interest was payable in kind through issuance of additional notes. In conjunction with the April 1996 NFG Litigation settlement, BMOF was paid 50% of the settlement proceeds, pursuant to the amended credit agreement, in cancellation and full payment of the non-recourse secured note. In conjunction with the BMOF note settlement, the Company recognized an extraordinary gain from debt forgiveness, including accrued interest.

Income Tax Expense
------------------

  Due to tax loss carryforwards, the Company currently pays only federal alternative minimum income taxes and recognized current tax expense in 1997 and 1996, of $15,000 and $127,000, respectively. In 1996, the Company recognized a deferred tax asset of $930,000 based on then income projections for 1997 and 1998. As a result of changes in oil and gas prices and actual operations, the Company recognized in 1997 $250,000 of deferred income tax expense of which $256,000 was attributed to current operations less a decrease in the deferred tax valuation allowance of approximately $6,000. The valuation adjustment is based on the Company's continuing reassessment of the value of the deferred tax asset determined, in part, on expected income for the prospective two year period.

Dividends and Accretion Preferred Stock
---------------------------------------

  Pursuant to the terms of the TGX bankruptcy plan, dividends for the Senior Preferred stock were calculated at 10%, compounded annually and resulted in accrued, but unpaid, dividends expense for 1997 and 1996 of $5,721,000 and $9,633,000, respectively. Dividends on the Old Preferred Stock for 1997 and 1996 were $120,000 and $202,000, respectively. The accretion of the Senior Preferred redemption value, also a non-cash item, was calculated based on the interest method. Effective with the Merger, all dividend and accretion obligations were eliminated; however, all pre- Effective Date dividend and accretion charges continue to be reflected in the historical results.

                              FINANCIAL CONDITION

  For the first nine months of 1997, the Company's capital expenditures totaled $4,257,000, an increase of $3,447,000 from 1996 activity. Of the 1997 expenditures, $2,086,000 or 49% was related to producing well acquisition activity. The Company also incurred 1997 workover costs of $104,000.

  At September 30, 1997, the Company had negative working capital of $794,000 resulting primarily from an increase in accrued capital and operating costs of $549,000 from year end 1996. The accrued capital and operating cost increase is due to higher 1997 drilling and acquisition activity which has been funded by current operations and an increase in long-term debt borrowings under the existing Bank One credit facility. Effective September 30, 1997, the borrowing base under the Bank One facility was increased to $12,000,000 of which approximately $3,855,000 is committed to projected Comite field development and related acquisition activity. The borrowing base is reduced monthly by $175,000 per month and is redetermined on a semi-annual basis or at Bank One's discretion. The credit facility is secured by substantially all of the Company's assets and includes certain financial ratio and default covenants and is to mature on June 30, 1999.

          The Company, prior to the Merger, had certain dividend and redemption obligations related to the Senior Preferred shares. For financial reporting purposes, the Senior Preferred shares had both debt and equity characteristics and, accordingly, was not classified as a component of stockholders' equity. Effective with the Merger, all preferred Stock dividend and accretion accruals and associated amounts were eliminated and the associated adjustments to reflect the Merger resulted in a stockholders' equity balance of $11,523,000 as of September 30, 1997 as compared to a deficit of $69,676,000 as of December 31, 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

          For the first nine months of 1997, the Company's cash provided by operating activities was $1,794,000 which was used primarily to fund the Company's acquisition and drilling activities. Cash provided by operating activities for 1997 was reduced by the net settlement cost incurred of $186,000 related to the resignation of the former chief executive officer. Also, included in cash provided by operating activities is approximately $401,000 of proceeds received from the Company's 35% equity investment in the Comite Field Plant Venture.

          At the end of the third quarter of 1997, the Company had outstanding debt of $2,200,000 and letters of credit commitments outstanding of $104,000 resulting in available borrowing capacity of $9,696,000 under its bank credit facility of which $3,855,000 is committed to current Comite field development and acquisition activity.

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

Part II.  Other Information

Item 1. LEGAL PROCEEDINGS

          Except as set forth in Note 3 of the Notes to Consolidated Financial Statements Unaudited included in Part I hereof, since the filing date of the Annual Report on Form 10-KSB, there have been no substantial developments related to the legal proceedings described therein .

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

Item 3. Submission of Matters to a Vote of Security Holders

  None.

Item 4. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

  Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K:

  None.

                                   Signatures


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SHERIDAN ENERGY, INC.
                                       (Registrant)



Date: November 14,  1997            By:  /s/  Michael A. Gerlich
                                        --------------------------------
                                    Michael A. Gerlich
                                    Vice President and
                                    Chief Financial Officer