Form 10KSB40
period 1997-12-31
SHERIDAN ENERGY INC
filed 1998-03-31
CIK 1018355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                  FORM 10-KSB
                                _______________

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM      TO       COMMISSION FILE NUMBER 0-22691

                             SHERIDAN ENERGY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                        76-0507664
         (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER-
          INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)

           1000 LOUISIANA, SUITE 800          HOUSTON, TEXAS 77002
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (713) 651-7899

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

         TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------       -----------------------------------------
      Common Stock, $.01 par value             Nasdaq Small Cap

                                _______________

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [X]          No  [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

  APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.  Yes  [X]     No  [ ]

  The aggregate market value of the voting stock held by non-affiliates as of March 27, 1998, was approximately $16,443,000. For this purpose, all shares held by officers and directors of the registrant are considered to be held by affiliates, but neither the registrant nor such persons concede that they are affiliates of the Registrant.

  As of March 27, 1998, there were 6,731,331 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement to be filed within 120 days after December 31, 1997, are incorporated by reference into Part III of this Form 10-KSB.

                                     INDEX

                                                                          Page
Item                                                                     Number
----                                                                     ------
PART I.................................................................    1
     ITEM 1.  DESCRIPTION OF BUSINESS..................................    1
     ITEM 2.  DESCRIPTION OF PROPERTY..................................   15
     ITEM 3.  LEGAL PROCEEDINGS........................................   15
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......   15

PART II...............................................................    16
     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.................................................    16
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATION...............................................    17
     ITEM 7.  FINANCIAL STATEMENTS....................................    24
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.....................    52

PART III..............................................................    52
     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
              ACT.....................................................    52
     ITEM 10. EXECUTIVE COMPENSATION..................................    52
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..............................................    52
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........    52
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K........................    52

SIGNATURES............................................................    56

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

     Sheridan Energy, Inc. ("Sheridan" or the "Company"), a Delaware Corporation, is a successor to TGX Corporation ("TGX"), a Delaware corporation that was organized in June 1980. Sheridan is a domestic independent energy company engaged in the production of oil and natural gas. Sheridan is also engaged in intrastate natural gas gathering and treating.

     TGX commenced operations on July 1, 1981 as the result of the consummation of an offer in which shares of its common stock (the "TGX Common Stock") were issued in exchange for certain interests in developed and undeveloped oil and natural gas properties held by various affiliated and unaffiliated entities. On December 5, 1985, TGX acquired Amarex, Inc. ("Amarex"), an oil and gas exploration company operating primarily through general and limited partnerships (the "Amarex Partnerships"), in exchange for the payment of approximately $52.0 million in cash and the issuance of approximately 11.5 million shares of TGX Common Stock to former creditors of Amarex. Following this acquisition, TGX was general partner of the Amarex Partnerships until their liquidation or dissolution in 1994.

     On February 22, 1990, TGX filed a voluntary petition in the United States Bankruptcy Court for the Western District of Louisiana (the "Bankruptcy Court") for reorganization (the "Reorganization Proceeding") pursuant to Chapter 11 ("Chapter 11") of Title 11 of the United States Bankruptcy Code.

     On January 7, 1992, a reorganization plan (the "Reorganization Plan") was confirmed by the Bankruptcy Court and the Reorganization Plan became effective on January 21, 1992 (the "Effective Date"). On October 2, 1992, the Bankruptcy Court's order of substantial consummation regarding the Reorganization Plan became final and non-appealable. See "Reorganization Proceeding" below.

     Sheridan was organized as a wholly-owned subsidiary of TGX on July 1, 1996, under the name GeoStrat Resources, Inc. The Company changed its name to Sheridan Energy, Inc. on May 7, 1997. On June 12, 1997, TGX was merged (the "Merger") into Sheridan and, at that time, all of the persons owning TGX Series A Senior Preferred Stock (the "TGX Senior Preferred Stock") had such preferred stock exchanged for Sheridan common stock ("Sheridan Common Stock") on the basis of 0.5 shares of Sheridan Common Stock for each share of TGX Senior Preferred Stock. At that same time, pursuant to the terms of the Merger, holders of all other classes of equity securities of TGX had their securities eliminated.

     The Company's executive offices are at 1000 Louisiana Street, Suite 800, Houston, Texas 77002, and its telephone number is (713) 651-7899. When used herein, unless the context otherwise requires, the term "Sheridan" or the "Company" includes activities of its predecessor, TGX.

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by safe harbors created thereby. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, statements about the cost of exploring and developing new oil and natural gas reserves, the price for which such reserves can be sold, the Company's attempts to reduce overhead and eliminate non-core assets, environmental concerns affecting the drilling of oil and natural gas wells, the effect of the Merger, the attempts to acquire producing and non-producing oil and gas properties, the ability of the Company to make projected capital expenditures and to achieve projected quarterly results, and general market conditions, competition and pricing.

     All statements, other than statements of historical facts, included or incorporated by reference in this document that address activities, events or developments that the Company expects or anticipates will or may incur in the future, including such things as future capital expenditures and acquisitions, business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend," and other similar expressions constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this document will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


BUSINESS STRATEGY

     After substantial consummation of the Reorganization Plan in 1992, and in order to maximize stockholder value, TGX embarked on a strategy of eliminating non-core assets, reducing overhead and restructuring its debt. During 1993 and 1994, a substantial portion of management's efforts were engaged in implementing the components of this business plan. Beginning in 1995, TGX turned its focus to increasing its oil and gas reserves and revenues through a limited number of acquisitions and the drilling of a small number of oil and gas exploration and development wells.

     In early 1993, TGX relocated and consolidated its offices in Houston, Texas, thereby reducing expenses and began a program of downsizing, including outsourcing certain financial and administrative services.

     TGX's efforts also involved the restructuring and replacing of its secured long-term debt with the Bank of Montreal ("BMO"), the renegotiation of its debt with certain persons holding notes arising from administrative claims incurred during the Reorganization Proceeding, and a program to liquidate and dissolve all the Amarex Partnerships. TGX also implemented a program of selling assets which were either believed not to be essential to TGX's long-term business strategy or which could provide a significant immediate cash infusion to relieve debt obligations and provide long-term benefit by reducing overhead.

     In furtherance of these strategies, TGX retained an investment banker to conduct an extensive review of TGX's operations and assets to determine the most appropriate means for implementing management's strategy. In 1994, TGX completed the sale of substantially all of its oil and gas properties in Ohio and New York to Belden & Blake Corporation ("BBC") for approximately $16.2 million; restructured its bank indebtedness as set forth under "Bank Indebtedness"; liquidated 17 Amarex Partnerships and began the process of dissolving and winding up an additional eight Amarex Partnerships, which was completed in 1995; and sold, to a third party, approximately 31 properties for $1.4 million which management believed were not essential to TGX's long-term business strategy. During 1994, TGX was able to reduce the number of its employees from 27 to 13, excluding contract personnel, and its general and administrative expenses from $3.3 million to $2.2 million.

     In 1995, TGX's oil and gas activities focused on lower risk workover operations, drilling development wells and acquiring producing oil and gas properties. During this period, TGX participated in ten workovers, drilled seven new wells, and acquired additional interests in certain of its operated producing properties and five new producing wells. As a result of these activities and upward revisions of previous estimates, in 1995 TGX increased its total proved reserves by approximately 1.9 equivalent billion cubic feet of gas ("Bcfe") (one barrel of oil equals six Mcf of gas and 1,000,000 Mcf equals one
Bcf) from year end 1994, representing a 12% increase in equivalent year end reserves.

     On April 12, 1996, TGX entered into a settlement agreement (the "Settlement Agreement") with National Fuel Gas Distribution Corporation ("NFG") and the Public Service Commission of the State of New York ("PSC") to settle a long-standing significant lawsuit (the "NFG Litigation"). Pursuant to the Settlement Agreement, TGX received $7.2 million from NFG, and all parties to the Settlement Agreement dismissed all claims and counterclaims against each other. In conjunction with the Settlement Agreement, TGX recognized a net litigation settlement gain of $7.1 million, after payment of $100,000 to a third party entitled to participate in the proceeds. For further information concerning the settlement, see "NFG Litigation" below. As TGX's financial condition continued to improve, TGX expanded its drilling and property acquisition activity resulting in total 1996 capital expenditures of $4.3 million. As a result of these expenditures and improvement in year end product prices, TGX, in 1996, increased its total proved reserves by 3.8 Bcfe, or 21% from year end 1995 equivalent reserves.

     In June 1997, TGX obtained stockholder approval for the Merger. Pursuant to the Merger, holders of the TGX Senior Preferred Stock received 0.5 shares of Sheridan Common Stock for each share of TGX Senior Preferred Stock they held at the time of the Merger. Other series of TGX preferred stock and TGX Common Stock were eliminated pursuant to the terms of the Merger.

     Subsequent to the Merger, Sheridan engaged in two significant oil and gas property acquisitions. In December 1997, but effective as of November 1, 1997, the Company acquired approximately $46.7 million of oil and gas producing and non-producing properties from Pioneer Natural Resources USA, Inc. (the "Pioneer Acquisition"). As a result of the Pioneer Acquisition, the Company obtained an interest in approximately 329 gross (156.9 net) producing oil and gas wells and approximately 79,000 gross (31,400 net) producing and non-producing oil and gas leasehold acres in Oklahoma, Texas and Louisiana. In order to finance a portion of the Pioneer Acquisition, the Company renegotiated its bank line of credit and drew down approximately $28.0 million. See "Bank Indebtedness." In addition, the Company entered into an agreement (the "ECT Agreement") with Enron Capital & Trade Resources Corp. ("ECT"), an unaffiliated party, pursuant to which ECT acquired 1.0 million shares of the Company's Series A Preferred Stock (the "Sheridan Preferred Stock") and 1.6 million shares of Sheridan Common Stock. For information about the Sheridan Preferred Stock, see "Item 5. Market for Common Equity and Related Stockholder Matters" and Note 10 of the Notes to Consolidated Financial Statements.

     On December 31, 1997, but effective as of September 1, 1997, the Company acquired additional oil and gas producing properties in Louisiana (the "Grand Gulf Acquisition") for consideration consisting of 850,000 shares of Sheridan Common Stock and warrants to acquire an additional 150,000 shares of Sheridan Common Stock. Such warrants expire five years after the date of issuance and are exercisable in whole or in part from time to time at a price of $5.50 per share. The properties were acquired from Grand Gulf Properties, L.L.C. ("Grand Gulf") and JEDI Hydrocarbon Investments I Limited Partnership ("JEDI I"). Through a series of transactions among Grand Gulf, other related parties and Joint Energy Development Investments Limited Partnership ("JEDI"), a Delaware Limited Partnership and sole limited partner of JEDI I, the 850,000 shares of Sheridan Common Stock and the 150,000 warrants are now owned by JEDI or JEDI I. JEDI and JEDI I are affiliates of ECT.

     In 1998, the Company intends to continue its program of acquiring oil and gas producing and non-producing properties, drilling exploration and development wells and attempting to enhance its current oil and gas reserve position. As part of this overall effort, the Company intends to seek out strategic alliances or other opportunities to expand its reserve base and increase cash flow. The Company may seek out joint venture partners to spread the risk and costs of such acquisitions and development, use bank and institutional debt financing to fund a portion of the costs of the facilities or properties or raise additional capital through the sale of debt or equity securities. No assurance can be made that joint venture partners or debt financing or equity capital will be available to fund the Company's acquisition or development of additional facilities or properties or that the Company could obtain debt financing or equity capital on terms that the Company would consider reasonable or, in the case of a sale of equity securities, on terms that would not be dilutive to existing stockholders.


BANK INDEBTEDNESS

     Prior to the Reorganization Proceeding, BMO was TGX's principal secured lender. At the time of the Chapter 11 filing, TGX owed approximately $29.7 million to BMO (the "Existing BMO Debt") which was secured by substantially all of TGX's assets. Pursuant to the Reorganization Plan, TGX entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") under which the Existing BMO Debt was continued and preserved, but was evidenced by new loans ("New BMO Loans"), in the original aggregate principal amount of approximately $27.0 million which continued to be secured by substantially all of TGX's assets.

     In early 1993, TGX was notified that events of default had occurred under the Amended Credit Agreement which were not cured and, as a result, BMO had the right to take certain actions under the Amended Credit Agreement, including without limitation, the acceleration of all of the New BMO Loans.

     In January 1994, in conjunction with TGX's sale of certain assets to BBC, TGX made a debt service payment of approximately $14.3 million to BMO and entered into a limited forbearance agreement, pursuant to which TGX was required to make a payment (the "Required Payment") of $18.0 million plus accrued interest and fees less (i) the $14.3 million paid to BMO and (ii) any amounts paid to BMO subsequent to January 1, 1994, that were applied toward the Required Payment.

     In July 1994, TGX entered into a series of agreements with BMO and Bank One, Texas, N.A. ("Bank One") whereby the New BMO Loans were restructured, and all BMO events of default resolved. Pursuant to the restructuring, Bank One established a borrowing-base facility of $2.4 million under which $1.4 million was paid to BMO in satisfaction of the remaining amount due of the Required Payment. The Bank One facility originally bore interest at Bank One's stated rate plus 2% and was to mature on July 13, 1997. Effective September 30, 1996, the Bank One credit facility was amended and the borrowing base was increased to $5.0 million, with monthly borrowing base reductions of $100,000, the interest rate was lowered to stated rate plus 1.5% and the maturity was extended to June 30, 1999.

     In late 1997, in conjunction with the Pioneer Acquisition, the Bank One credit facility was further amended, the borrowing base was increased to $40.0 million, and the maturity extended to June 30, 2000. Under the current facility, the Company may elect to borrow at Bank One's stated rate or LIBOR plus 2.5%. The Bank One facility is secured by substantially all of the Company's oil and gas properties and is repayable through monthly borrowing base reductions of $550,000. The borrowing base is redetermined every six months or at Bank One's discretion. At December 31, 1997, the Company's borrowing base under this facility was $39.4 million, and the Company had $31.5 million borrowed. Due to the excess of borrowing base over year end borrowings outstanding and the current monthly facility reduction rate, no current maturities for debt were reflected at December 31, 1997.

     The Bank One credit facility requires the maintenance of certain financial ratios including ratios relating to working capital, tangible net worth and annual limitations on general and administrative expense. In addition, the payment of dividends on Sheridan Common Stock and preferred stock is restricted except that cash dividends may be paid on the Sheridan Preferred Stock if the Company has a cash flow to debt service ratio of at least 1.2 to 1. See Note 4 of the Notes to Consolidated Financial Statements.


NFG LITIGATION

     In 1974, a gas sales and purchase contract was executed by predecessors of TGX and NFG, as seller and buyer, respectively (the "NFG Contract"). In 1983, the PSC, under whose jurisdiction NFG's intrastate gas purchases fell, expressed dissatisfaction with the NFG Contract for among other reasons the inclusion of a "three-pipeline escalator" ("3-PE") in its pricing provision. The PSC, in its Opinion No. 83-26 ("Opinion 83-26") found 3-PE clauses to be unacceptable and disapproved contracts containing such clauses.

     A dispute arose between NFG and TGX as to whether the NFG Contract remained in force after Opinion 83-26 and, if it did, what price the NFG Contract prescribed starting in December, 1983 when Opinion 83-26 was issued. In November 1984, NFG commenced an action in the United States District Court for the Western District of New York (the "District Court") seeking a declaration from the District Court of the rights and obligations of the parties under the NFG Contract after Opinion 83-26. TGX counterclaimed for damages claiming that NFG had breached the terms of the NFG Contract.

     In January 1991, the District Court declared that Opinion 83-26 had voided the NFG Contract, but in December 1991, the Court of Appeals for the Second Circuit (the "Second Circuit") reversed the judgment of the District Court. On remand from the Second Circuit, in January 1993, the District Court granted TGX's motion for partial summary judgment regarding the price to be paid under the NFG Contract.

     During its Reorganization Proceeding, TGX filed an adversary proceeding (the "Turnover Proceeding") in the Bankruptcy Court to compel NFG to pay the amount due to TGX pursuant to the provisions of the NFG Contract. Effective June 19, 1992, TGX and NFG entered into a partial settlement agreement, and, in consideration of a payment of $2.9 million from NFG, TGX dismissed the Turnover Proceeding and released NFG from any and all liability and affirmative claims for relief based upon certain evidence presented by TGX in the Turnover Proceeding.

     Simultaneously with securing the Bank One credit facility and payment of the Required Payment, BMO released all of its liens on TGX's properties with the exception of its lien on the NFG Litigation. As part of the loan restructuring, BMO converted $4.6 million (the "BMOF Note") of the New BMO Loans, including fees and expenses, to a non-recourse note secured only by the NFG Litigation and any proceeds that might be received therefrom. BMO assigned its rights to the loan, security and BMOF Note, to BMO's wholly-owned subsidiary, BMO Financial Inc. ("BMOF").

     On December 31, 1995, TGX and BMOF executed a First Amendment to the Second Amended and Restated Credit Agreement ("BMOF Agreement"). Pursuant to the BMOF Agreement, TGX and BMOF were to equally share any NFG Litigation proceeds up to $8.0 million. BMOF was to receive 100% of any proceeds in excess of $8.0 million until the total received by BMOF equalled the BMOF Note, plus any accrued interest. Thereafter, TGX was to receive proceeds until the total it received equalled the amount received by BMOF, and any additional NFG Litigation proceeds would have been shared equally by TGX and BMOF.

     On April 12, 1996, a final settlement of the NFG Litigation was reached. In return for a lump-sum payment to TGX of $7.2 million, of which TGX retained approximately $3.5 million after a debt retirement payment of $3.6 million to BMOF and a $100,000 payment to another party entitled to participate in the
proceeds.  A full release of all claims between TGX and NFG was executed.   See
Note 4 of the Notes to Consolidated Financial Statements.


FRESH START REPORTING

     As a result of the substantial consummation of the Reorganization Plan and due to (i) the reallocation of the voting rights of equity interest owners and
(ii) the reorganization value of TGX's assets being less than the total of all of its post-petition liabilities and allowed claims, as of October 2, 1992, the effects of the Reorganization Proceeding were accounted for in accordance with the fresh start reporting standards promulgated under the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7").

     In conjunction with implementing fresh start reporting, TGX's management determined a reorganization value ("RV") which attempted to establish the fair market value ("FMV") of TGX as of the date of substantial consummation of the Reorganization Plan. The RV was determined by management on the basis of its best judgment of what it considered at the time to be the fair market value of TGX's assets and liabilities, after reviewing relevant facts concerning the price at which similar assets were being sold between willing buyers and sellers. However, there can be no assurances that the RV and the FMV were comparable and the difference between TGX's calculated RV and the FMV may have, in fact, been material.

     In conjunction with the implementation of fresh start reporting, TGX also implemented the successful efforts method, rather than the full cost method, of accounting for oil and natural gas properties. In the opinion of TGX's management, this accounting method was preferable since it would result in a better matching of oil and natural gas revenue with the related exploration and production cost and expense. See Note 1 of the Notes to Consolidated Financial Statements.


REORGANIZATION PROCEEDING

     Overview of the Plan.   The following is a brief summary of certain
information regarding the Reorganization Plan. The summary is necessarily incomplete and selective and is qualified in its entirety by reference to the Reorganization Plan, the full terms of which are hereby incorporated by reference.

     Pursuant to the Reorganization Plan, TGX entered into the Amended Credit Agreement with BMO, and satisfied unsecured claims with cash or TGX Senior Preferred Stock or otherwise retained or provided for such claims. See "Bank Indebtedness." In addition, certain executory contracts were assumed or rejected. As of December 31, 1995, the aggregate balance of prepetition obligations related to assumed executory contracts was approximately $317,000, which related to undistributed net oil and gas revenues in a "suspended pay" status. Pursuant to the Reorganization Plan and statute of limitations, the "suspended pay" liability was dismissed during 1996 and recognized as other revenues.

     During the Reorganization Proceeding, TGX incurred approximately $7.1 million in administrative fees and expenses relating to the reorganization ("Administrative Claims"). TGX objected to certain of the Administrative Claims and negotiated settlement amounts and terms of payment with certain holders of Administrative Claims. As a result, each of the TGX administrative claimants, other than three designated administrative claimants whose administrative claims were satisfied as described below, were entitled to receive a promissory note (the "Administrative Notes") due December 31, 1994, in satisfaction of each claimant's unpaid Administrative Claim. During late 1994 and early 1995, TGX renegotiated the terms of substantially all of the Administrative Notes. As a result of renegotiations and forfeitures, Administrative Notes totaling approximately $1.1 million in principal and $253,000 in accrued interest charges were renegotiated, with TGX making cash payments of $455,000, issuing 151,518 shares of the TGX Senior Preferred Stock and a $90,000 principal amount nonrecourse note payable out of TGX's share of proceeds, if any, to be received from the NFG Litigation. As a result of the Administrative Note renegotiations and administrative claim forfeitures, TGX reflected an extraordinary net gain in 1995 of $93,000, and all such notes and claims were settled as of year end 1995. At the time of the Reorganization Proceeding, three of the larger administrative claimants agreed that in consideration for the satisfaction in full of the balance of their Administrative Claims as of the date of substantial consummation they would receive (i) a payment of $300,000, (ii) 55,000 shares of the TGX Senior Preferred Stock and (iii) the conveyance of approximately 29,400 acres of undeveloped land in Culberson and Hudspeth Counties, Texas.

     TGX Stock.   The Reorganization Plan provided for a total of approximately
8.5 million shares of TGX Senior Preferred Stock to be issued to holders of certain unsecured claims on the basis of one share of TGX Senior Preferred Stock for every $10 of certain finally allowed or otherwise agreed upon claims. In addition, as described above, certain administrative claimants received shares of TGX Senior Preferred Stock. The TGX Senior Preferred Stock entitled its holders to receive a 10% annual compounded cash dividend, payable quarterly and had a liquidation preference in the amount of $10 per share.

     In addition, the Reorganization Plan provided for the issuance of up to 300,000 shares of 9% Cumulative Convertible Preferred Stock ("Old Preferred Stock"), with a liquidation preference of $10 per share with the right to receive dividends at the rate of 9% per annum beginning on the Effective Date of the Reorganization Plan, payable annually on the first business day of January of each year, with such dividends being paid in additional shares of Old Preferred Stock. Pursuant to the Reorganization Plan, approximately 25.0 million shares of TGX Common Stock remained outstanding.

     Following substantial confirmation of the Reorganization Plan, TGX, BMO and Bank One entered into the agreements described under "Bank Indebtedness." In April 1996, TGX settled the NFG Litigation and the related BMOF indebtedness as described under "NFG Litigation."

     As of the date of the Merger, no dividends had been paid to the holders of the TGX Senior Preferred Stock, and accrued, but unpaid, dividends on the TGX Senior Preferred Stock totaled approximately $59.0 million. This dividend obligation, together with the liquidation preference with respect to the outstanding 8.7 million shares of TGX Senior Preferred Stock of approximately $86.8 million, would have required an aggregate payment of approximately $146.9 million to redeem the TGX Senior Preferred Stock. In order to eliminate these obligations, the Merger was consummated, whereby the TGX Senior Preferred Stock was exchanged for Sheridan Common Stock and holders of all other classes of equity securities of TGX had their securities eliminated.


BUSINESS SEGMENT INFORMATION

     The only segment in which TGX operates is the development and production of, and to a lesser degree the exploration for, oil and natural gas plus intrastate natural gas gathering and treating.


PROPERTIES

     Oil and Gas Exploration and Production.   Prior to 1995, the Company's
principal post-bankruptcy activity was the production of oil and natural gas. In 1995, the Company began a modest program of oil and natural gas exploration and development drilling and property acquisition activities as allowed by its financial condition. In 1996, as the Company's financial condition continued to improve, the Company expanded its development drilling and property acquisition activity resulting in total 1996 capital expenditures of $4.3 million. During 1997, capital expenditures totaled $54.9 million, reflecting a significant expansion of its property acquisition activities through the completion of the Pioneer Acquisition. Additionally, in conjunction with the Grand Gulf Acquisition, the Company issued 850,000 shares of Sheridan Common Stock and warrants to purchase an additional 150,000 shares of Sheridan Common Stock valued at $4.1 million. See Note 3 of the Notes to Consolidated Financial Statements.

     Proved Oil and Natural Gas Reserves.

     (a)  General:

     Estimating economically recoverable crude oil and natural gas reserves and their future net revenues is not an exact science and is based upon a number of variables, such as historical production of the subject properties as compared with similar producing properties, and assumptions such as the effects of regulation by governmental agencies, future taxes, and development and other costs, all of which may vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of economically recoverable reserves of crude oil and natural gas attributable to any particular group of properties, the classification and risk of recovering such reserves, and estimates of the future net revenues expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially.

     Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Estimates with respect to proved undeveloped and proved developed non-producing reserves that may be developed and produced in the future are based upon volumetric calculations or upon analogy to similar types of reservoirs. Later studies of the same reservoirs based upon production history may result in variations, which may be substantial. The actual production, revenues, severance and excise taxes, development costs, and operating expenditures with respect to the Company's reserves as reflected herein may vary from estimates, and such variances may be material.

     Based on the independent petroleum engineering report of Netherland, Sewell & Associates, Inc., as of December 31, 1997 and 1996, utilizing year end product prices and costs held constant, the Company's proved oil and natural gas reserve volumes, in thousand of barrels ("MBbls") and billion of cubic feet ("Bcf"), and associated estimated future net revenues, undiscounted and discounted at 10% ("PV 10"), before future income taxes, are as follows (dollars in thousands):


                                      1997                      1996
                            ------------------------  ------------------------
                             OIL(MBBLS)    GAS(BCF)    OIL(MBBLS)    GAS(BCF)
                            -------------  ---------  -------------  ---------
Proved developed..........         1,514       55.3            525       13.4
Proved undeveloped........           724        9.5            456        2.4
                                --------    -------        -------    -------
   Total proved reserves..         2,238       64.8            981       15.8
                                ========    =======        =======    =======

                                      1997                      1996
                            -----------------------   -----------------------
                            UNDISCOUNTED    PV 10     UNDISCOUNTED    PV 10
                            ------------   --------   ------------   --------
Proved developed..........      $105,088    $62,209        $39,118    $23,761
Proved undeveloped........        19,578     10,165         11,827      5,495
                                --------    -------        -------    -------
   Total proved reserves..      $124,666    $72,374        $50,945    $29,256
                                ========    =======        =======    =======

     Estimated future development costs associated with proved developed non-producing and proved undeveloped reserves for 1997 and 1996 total $11.9 million and $3.8 million, respectively. Production of those reserves is dependent upon the Company's ability to fund such future development costs, which are scheduled to be incurred over numerous years. In connection with the Pioneer Acquisition and the ECT Agreement, the Company entered into swap agreements to reduce its exposure to price fluctuations on a portion of its natural gas and oil sales in 1998 and to achieve a more predictable cash flow. In late December 1997, the Company hedged approximately 45% of 1998 natural gas production, as estimated by independent petroleum engineers, at a weighted average sales price per Mcf of approximately $2.19. In late January 1998, the Company hedged approximately 48% of 1998 oil production, as estimated by independent petroleum engineers, at a weighted average sales price per barrel of approximately $17.89. See Note 18 of the Notes to Consolidated Financial Statements for a discussion of the calculation of the estimated future net revenues on an undiscounted and discounted basis.

     (b)  Tabular Information:

     The table below sets forth an analysis of the change in the Company's proved oil and natural gas reserves for the periods indicated.

                                            1997             1996
                                       ---------------  ---------------
                                         OIL      GAS     OIL      GAS
                                       (MBBLS)   (BCF)  (MBBLS)   (BCF)
                                       -------   -----  --------  -----
Proved reserves:
    Beginning of year................      981   15.8       944   12.2
    Sales of reserves-in-place.......       --    (.1)       (8)   (.1)
    Purchases of reserves-in-place...    1,322   46.8        45    4.1
    Extensions and discoveries.......       68    4.3        57     .6
    Revisions of previous estimates..      (40)    .2        19     .5
    Production.......................      (93)  (2.2)      (76)  (1.5)
                                         -----   ----       ---   ----
    End of year......................    2,238   64.8       981   15.8
                                         =====   ====       ===   ====

Proved developed reserves............    1,514   55.3       525   13.4
                                         =====   ====       ===   ====

     Except for the data contained in filings with the Securities and Exchange Commission and information furnished in conjunction with the Reorganization Proceeding pursuant to the order of the Bankruptcy Court, the Company has not filed information relating to estimates of its proved oil and natural gas reserves with any federal agencies.

     Oil and Gas Production. The following table sets forth information pertaining to the Company's oil and natural gas production revenues, average price and average costs per equivalent Mcf of natural gas. Average natural gas price is shown per thousand cubic feet of gas ("Mcf") and equivalent Mcf ("Mcfe") is based on one barrel of oil equals six Mcf of natural gas on a heating value basis.

                                                YEAR ENDED DECEMBER 31,
                                                -----------------------
                                                   1997         1996
                                                -----------  ----------
Net Production:
Oil (Bbls)....................................       93,114      76,200
Natural gas (MMcf)............................        2,163       1,542
Total production (MMcfe)......................        2,722       1,999

Oil and natural gas revenues (in thousands):
Oil and condensate sales......................      $ 1,805     $ 1,613
Natural gas sales.............................      $ 5,269     $ 3,446

Average realized price:
Oil and condensate (per Bbl)..................      $ 19.38     $ 21.16
Natural gas (per Mcf).........................      $  2.44     $  2.24

Operating Costs:
Lease operating expense (in thousands)........      $ 1,703     $ 1,183
Lease operating expense per Mcfe..............      $  0.63     $  0.59


     Wells. The following table summarizes drilling and acquisition well activity for wells in which the Company owned a working interest, as of December 31 for each year presented:

                           GROSS WELLS                     NET WELLS
                      ----------------------              -----------
                      PRODUCTIVE  DRY  TOTAL  PRODUCTIVE  DRY  TOTAL
                      ----------  ---  -----  ----------  ---  ------
Development wells:
    1997............           6    1      7         .99  .28    1.27
    1996............           6    1      7        1.32  .12    1.44
Exploration wells:
    1997............           8    3     11        2.07  .75    2.82
    1996............          --    1      1          --  .31     .31
Acquisition wells:
    1997............         360   --    360      184.60   --  184.60
    1996............          23   --     23        7.87   --    7.87

     Expenditures. The following table sets forth total net expenditures by the Company by category for the periods indicated.

                                      YEAR ENDED DECEMBER 31,
                                      -----------------------
                                         1997         1996
                                      -----------  ----------
                                          (in thousands)
Unproved leasehold..................      $   229      $  163
Drilling and capital workovers (1)..        2,371       1,124
Acquisitions (2)....................       52,293       2,932
Other property and equipment........          222          61
                                          -------      ------
Total...............................      $55,115      $4,280
                                          =======      ======

____________
(1) Excludes $484 and $164 which were expensed as unsuccessful exploration cost for the years ended December 31, 1997 and 1996, respectively.

(2) Includes Grand Gulf Acquisition purchased with Sheridan Common Stock and warrants to buy Sheridan Common Stock valued at approximately $4.1 million.

     Leasehold Acreage and Productive Wells. The following table sets forth the Company's interest in undeveloped acreage, developed acreage and productive wells in which it owns a working interest as of December 31, 1997. Productive wells are wells in which the Company has a working interest and are capable of producing oil or natural gas. Gross represents the total number of acres or wells in which the Company owns a working interest. Net represents the Company's proportionate working interest resulting from its ownership in the gross acres or wells.


                UNDEVELOPED ACRES  DEVELOPED ACRES  PRODUCTIVE WELLS
                -----------------  ---------------  ----------------
                 GROSS      NET     GROSS    NET     GROSS     NET
                --------  -------  -------  ------  -------  -------
Alabama.......        --       --    1,925     197       18     1.94
Arkansas......     1,630      471    3,993   1,198       55    22.59
Colorado......        --       --    2,794     511       --       --
Kansas........        --       --      640     116        1      .18
Louisiana.....    42,558   41,542    9,870   4,935       56    34.75
Mississippi...        --       --    7,706   2,278       25     6.92
Montana.......        --       --      640      18        1      .03
North Dakota..        --       --       80       1        1       --
Oklahoma......     4,765      953   60,283  14,257      132    33.74
Texas.........     1,748       29   42,420  19,509      199   118.80
                  ------   ------  -------  ------      ---   ------
   Total......    50,701   42,995  130,351  43,020      488   218.95
                  ======   ======  =======  ======      ===   ======

     The following table provides, as of December 31 for each year presented, additional information pertaining to the productive wells in which the Company owns a working interest. Gross are the total number of wells in which the Company owns a working interest. Net represents the Company's proportionate working interest resulting from its ownership in each gross well. Of the total number of gross wells in which the Company has an interest, 267 are operated by the Company, and 221 are operated by others.

                       GROSS               NET
                  ---------------       ----------
                  OIL  GAS  TOTAL  OIL  GAS  TOTAL
                  ---  ---  -----  ---  ---  -----
1997............   99  389    488   44  175    219
1996............   56   85    141   20   15     35

     Natural Gas Treating Plant. Through a joint venture, the Company owns a 35% interest in a natural gas treating plant located in the Comite Field, East Baton Rouge Parish, Louisiana. Natural gas from one well operated by the Company and two wells operated by third parties is transported to the plant where it is treated to satisfy pipeline specifications. The plant also provides condensate handling and salt water disposal facilities. The Company receives cash distributions from the joint venture for its share of net cash flow. In addition, the joint venture charges the Company for treating the natural gas produced from the Company-operated well and such charges are included in operating expenses. For information concerning this treating plant, see Note 7 of the Notes to Consolidated Financial Statements.

COMPETITION, MARKETS AND OTHER EXTERNAL FACTORS

     Competition and Marketing--Oil and Natural Gas Industry. The oil and natural gas industry is highly competitive both in the search for, and acquisition of, oil and natural gas reserves and in the redefining, processing and marketing of petroleum products. Competitors include the major and independent crude oil and natural gas companies, individual producers and operators, and major pipeline companies. Other sources of energy, such as coal and nuclear power, also provide competition, and crude oil and natural gas are subject to substantial competition from foreign sources.

     The price the Company receives for its oil production depends on many variables over which it has no control, such as the world supply of, and demand for, oil, the level of imports, and the political stability of foreign governments. The influence exerted by these and other factors has caused domestic oil prices to fluctuate dramatically.

     The availability of a ready market as well as the price received for natural gas produced and sold by the Company also depend upon numerous factors beyond its control, including the proximity of producing natural gas properties to pipelines, the capacity of such pipelines, fluctuations in seasonal or overall demand, domestic deliverability, government regulations, and competition from alternative forms of energy. A trend has emerged recently among major natural gas marketing companies toward consolidation mergers, both amongst themselves as well as in the form of strategic alliances with large producers or end-users. These consolidations have the effect of putting control of the majority of the supply and the market in hands of a few industry participants. The longer term ramifications of this trend are difficult to foresee, but will likely have an impact on the way natural gas is bought and sold in the future and this impact could be potentially more significant to the smaller independent producers such as the Company.

     Major Customers. Information concerning sales to customers who accounted for more than 10% of total revenues, the loss of any of which could have a material adverse effect on the Company's operations if alternative customers could not be found, is contained in Note 13 of the Notes to Consolidated Financial Statements.

     Production and Development Hazards. Hazards such as unexpected formations, blow-outs, cratering and fires are involved in crude oil and natural gas drilling, production and development activities. Such hazards, as well as adverse weather conditions, may hinder or delay drilling and development operations. Sheridan attempts to obtain and maintain insurance coverage customary in the crude oil and natural gas industry, but may be subject to liability for pollution and other damages or may lose substantial portions of its properties due to hazards against which it is impossible or impractical (due to prohibitive premium requirements) to maintain insurance. Governmental regulations relating to environmental matters could also increase Sheridan's cost of production and development operations or require it to cease production and development operations in certain areas.


REGULATION

     Environmental Regulation. The Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from the Company's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. For instance, legislation has been proposed in Congress from time-to-time that would reclassify certain crude oil and natural gas exploration and production wastes as "hazardous wastes" which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, and on the oil and gas industry in general. Initiatives to further regulate the disposal of crude oil and natural gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations, but the Company's operations could nevertheless result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. The Company could also be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on the Company's financial condition and results of operations. The Company maintains insurance coverage for its operations, including coverage for sudden environmental damages, but does not believe that insurance coverage for environmental damages that occur over time is or will be available at a reasonable cost. Moreover, the Company does not believe that insurance coverage against the full potential liability that could be caused by sudden environmental damages is available at a reasonable cost. Accordingly, the Company may be subject to liability against which it cannot fully insure, but which could have a material adverse effect on the Company. Oil and gas operations are subject to extensive governmental regulation, which may be changed from time to time in response to economic or political conditions. The Oil Pollution Act of 1990 imposes a variety of regulations on "responsible parties" related to the prevention of oil spills. The implementation of new or the modification of existing environmental laws or regulations, including regulations promulgated pursuant to the Oil Pollution Act of 1990, could have a material adverse impact on the Company.

     State Regulation. All states in which the Company conducts oil and natural gas production operations have statutory provisions regulating the drilling for, production, transportation, storage and sale of oil and natural gas. Such statutes, and the regulations promulgated in connection therewith, generally are intended to prevent the waste of oil and natural gas and to protect correlative rights and opportunities to produce oil and natural gas as between owners of interests in a common reservoir. Certain state regulatory authorities also regulate the amount of oil and natural gas produced by assigning allowable rates of production to each well or proration unit.

     The Company may conduct operations on federal oil and natural gas leases, and such operations must comply with numerous regulatory restrictions and requirements issued by the Mineral Management Service, including various nondiscrimination statutes, and certain of such operations must be conducted pursuant to appropriate permits issued by the Bureau of Land and Management.


EMPLOYEES

     The Company maintains a staff of professional and support personnel required to manage its properties. As of December 31, 1997, the Company had 20 employees, including three engineers, one geologist and three marketing and land personnel. None of the Company's employees are represented by a labor union or collective bargaining agent. The Company considers its relations with its employees to be good and has experienced no work stoppages associated with labor disputes or grievances.


YEAR 2000

     The Company utilizes and is dependent upon data processing systems and software to conduct its business. As the Year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Management is in the process of working with its software vendors to assure that the Company is prepared for the Year 2000. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the Year 2000. the Company is in the final stages of identifying those computer applications where program changes will be required in order for the applications to process information accurately subsequent to 1999. Since the Company currently uses an outside service bureau for much of its data processing, the Company is dependent on the service bureau to be Year 2000 compliant. The service bureau has informed the Company that it is Year 2000 compliant. To date, indications are that all systems are or will be Year 2000 compliant, with no material costs anticipated.

OTHER RISK FACTORS

     Stockholders should carefully examine this entire report but should give particular attention to the following risk factors.

     Volatility of Oil, Gas and Natural Gas Liquid Prices. The Company's revenues, profitability, cash flow, future growth and the carrying value of its oil and gas properties are affected by changes in oil, gas and NGL prices. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent upon such prices. Prices for oil, gas and NGLs are subject to significant fluctuations in response to market changes beyond the control of the Company including, but not limited to, weather conditions, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. These influences have resulted in significant fluctuations in prices in recent years.

     At December 31, 1997, the NYMEX price for natural gas, based on an Mcf basis, was $2.58, as compared to $4.10 for December 1996. As of December 31, 1997, the per barrel posted price for West Texas Intermediate oil production ("WTI"), the benchmark for domestic oil prices, was $15.50, as compared to $24.42 for the same date in 1996. As of March 23, 1998 oil and natural gas prices were $16.25 and $2.35, respectively. Moreover, the NYMEX natural gas future prices are only an indicator of price trends and may not be indicative of prices ultimately realized at the wellhead. Volatile oil and gas prices make it difficult to estimate the value of producing properties for acquisition and to budget for and project the return on development and exploitation projects.

     Estimates of Oil and Gas Reserves. This Report contains estimates of proved oil and gas reserves and the future net cash flows attributable to those reserves prepared by independent petroleum and geological engineers. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and cash flows attributable to such reserves, including factors beyond the control of the Company and their engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to such reserves, is a function of the available data, assumptions regarding future oil and gas prices and expenditures for future development and exploitation activities, and of engineering and geological interpretation and judgment. Additionally, reserves and future cash flows may be subject to material downward or upward revisions, based upon production history, development and exploration activities and prices of oil and gas. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and the value of cash flows from such reserves may vary significantly from the assumptions set forth herein. In addition, different reserve engineers may make different estimates of reserves and cash flows based on the same available data.

     Acquisition and Development of Reserves. The Company's future success depends upon its ability to find, develop and acquire additional crude oil and natural gas reserves that are economically recoverable. Many of the Company's properties are characterized by a high initial production rate, followed by a steep decline in production. As a result, the Company must locate and develop or acquire new oil and gas reserves to replace those being depleted by production. This process is capital intensive and, for the Company to maintain its asset base of oil and gas reserves, the Company must reinvest a significant amount of cash flow from operations in property acquisitions and development and exploration activities. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, the Company's ability to make the necessary capital investments to maintain or expand its asset base would be impaired. Without such investment, the Company's oil and gas reserves could decline. The Company is also subject to the risks inherent in acquiring or developing economically recoverable oil and gas reserves, including the need to invest a significant amount of cash flow in the identification and acquisition of properties, the drilling and completing of wells and the conduct of development operations. Except to the extent that the Company acquires additional recoverable reserves or conducts successful exploration and development programs, the proved reserves of the Company will decline over time as they are produced. There can be no assurance that the Company will be able to increase or replace reserves through acquisitions, exploration and development at an acceptable cost. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities and other factors. The Company's operations may be curtailed, delayed or cancelled as a result of lack of adequate capital and other factors, such as title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties or shortages or delays in the delivery of equipment. Moreover, the costs of exploration and development may materially exceed initial estimates.

     Future Capital Needs. The Company makes, and will continue to make, substantial capital expenditures for the acquisition, exploration, development and production of oil and natural gas reserves and the acquisition and development of gas processing and gas gathering facilities. The Company may seek out joint venture partners to spread the risk and costs of such acquisitions and development, use bank and institutional debt financing to find a portion of the costs of the facilities or properties or raise additional capital through the sale of debt or equity securities. No assurance can be made that joint venture partners or debt financing will be available to fund the Company's acquisition or development of additional facilities or properties or that the Company could obtain debt financing or equity capital on terms that the Company would consider reasonable or, in the case of a sale of equity securities, on terms that would not be dilutive to existing stockholders. See "Management's Discussion and Analysis or Plan of Operation."

     Operating Hazards and Uninsured Risks. The Company's operations are subject to the risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of crude oil, natural gas or well fluids, product spills, leaks, fires, pollution and other environmental risks. These risks could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. The Company is not fully insured against all risks incident to its business, and the occurrence of a significant event not fully insured or indemnified against could materially and adversely affect the Company's financial condition and results of operations.

     Principal Stockholders. The Susskind Family Trust, The AIF-Lion Group and ECT and affiliates currently own directly and indirectly in the aggregate 65% of the Sheridan Common Stock, and ECT owns 100% of the Sheridan Preferred Stock. Accordingly, these principal stockholders will be able to exercise substantial influence over the election of the directors and management of Sheridan and over the operations and affairs of Sheridan, including the ability to exercise substantial influence to prevent or cause a change in control of Sheridan.
These principal stockholders do not, however, constitute a "group" under Rule 13d of the Exchange Act. ECT and Susskind, however, have agreed to vote their shares for the nominees for the Board designated by the other.

     Absence of Active Trading Market. Sheridan's stock is listed on the Nasdaq SmallCap System. Since the Merger, the trading activity in its stock has been sporadic. Sheridan can make no assurance that an active trading market for Sheridan Common Stock will develop or be sustained. To the extent an active trading market develops, the market price of Sheridan Common Stock could be subject to significant fluctuations in response to variations in quarterly and yearly operating results, the success of Sheridan's business strategy, general trends in the oil and gas industry, competition, changes in federal regulations affecting Sheridan or the oil and gas industry and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies. These broad fluctuations may adversely affect the market price, if any, of Sheridan Common Stock.

     No Anticipated Dividends. The Company expects to retain cash generated from future operations to support its cash needs and does not anticipate the payment of any dividends on Sheridan Common Stock for the foreseeable future.
In addition, dividends or distributions by Sheridan are restricted by currently existing credit facilities or may be restricted by future bank and institutional debt financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Preferred Stock. In addition to the Sheridan Preferred Stock, the board of directors of Sheridan has the authority to issue additional series of preferred stock and to fix the rights and preferences of the shares of any such series without stockholder approval. Any series of preferred stock is likely to be senior to Sheridan Common Stock with respect to dividends, liquidation rights and possibly voting rights. The Company has no present plans to issue any additional series of preferred stock.

ITEM 2.   DESCRIPTION OF PROPERTY

     For information concerning the Company's properties, see Item 1. "Description of Business--Properties".


ITEM 3.   LEGAL PROCEEDINGS

     (a) In July, 1992, certain unleased mineral interest owners commenced a legal action in the 19th Judicial District for East Baton Rouge, Parish, Louisiana Case No. 383844, Division "A," against TGX, as operator of three wells. The petition alleges that the unleased owners are entitled to a refund of revenues paid to TGX and other working interest owners, since first production, which are attributable to the unleased owners' proportionate unit interest which are utilized to offset the plaintiffs' proportionate share of costs associated with drilling the wells. Louisiana District Court has entered a judgment against the Company for an amount to be determined at a later time. The Company also argued that any claim which arose prior to the date of the entry of the order confirming the Reorganization Plan has been discharged through bankruptcy. The Company filed a lawsuit in the U.S. Bankruptcy Court for the Western District of Louisiana (Case No. 96AP-1047) claiming such a defense. However, the Bankruptcy Court rejected that defense and the ruling is on appeal. The Company has also commenced an appeal of the judgment of the East Baton Rouge District Court. The Company plans to continue to vigorously defend against these actions but is unable to predict the final outcome.

     In July, 1995, certain royalty owners in the same wells commenced a separate legal action alleging that Sheridan's predecessor, TGX, and other working interest owners improperly profited under the terms of a Gas Gathering and Transportation Agreement. In 1996, the court entered an order granting a motion on behalf of TGX for a partial summary judgment, holding that all of the royalty owner's claims preceding the filing of the suit by more than three years were time-barred. The Company has asked the court to dismiss the remaining claims asserted by the royalty owners. If not dismissed, the Company will vigorously defend against this lawsuit.

     (b) In December, 1996, Tomcat Exploration, Inc. and others brought suit against Sheridan's predecessor, TGX, in the 215th District Court of Harris County, Texas (Cause No. 96-61561) alleging that TGX's operation of the Sinclair No. 1 Well in Louisiana was negligent and, as a result, caused damage and loss to the plaintiffs. The suit alleges, among other things, that TGX negligently ceased to properly treat the corrosive environments around the tubing in the well, resulting in the well ceasing production and causing plaintiffs' loss. Sheridan has responded by claiming, among other things, that its activities did not cause the loss, that even if there was any such loss, plaintiffs were aware of the state of the well prior to their acquisition of their interest in the well, and plaintiffs' workover operation on the well, after their acquisition of their interest, caused the well to cease production. Extensive pre-trial production and depositions have been taken, and a trial is scheduled to commence during 1998.

     From time to time, in the normal course of business, the Company is a party to various other litigation matters the outcome of which, to the extent not otherwise provided for, should not have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1997, no matters were submitted to a vote of the security holders.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE INFORMATION

     Prior to July 2, 1997, Sheridan Common Stock was listed on the NASD's "bulletin board". The shares were sporadically traded. After the Merger and commencing July 2, 1997, Sheridan Common Stock was listed on the Nasdaq SmallCap Market with the trading symbol SHDN.

     As of December 31, 1997, there were approximately 2,300 holders of record of Sheridan Common Stock. The following table sets forth bid quotations for TGX Common Stock prior to the Merger, as reported by the National Quotations Bureau, Inc. Bid quotations represent bid prices between dealers without retail markup or markdown or commission and do not reflect actual transactions. Prices shown subsequent to June 17, 1997 are high and low closing sales prices of Sheridan Common Stock, as reported on the Nasdaq SmallCap Market.

QUARTER ENDED          HIGH    LOW
-------------         ------  ------
1997:
   March 31.........  $  *    $  *
   June 30..........     *       *
   September 30.....    3.62    2.25
   December 31......    8.31    3.50

1996:
   March 31.........  $  *    $  *
   June 30..........   .0002   .0002
   September 30.....     .10     .10
   December 31......     .01    .001

------------
     *    No reported trading activity for the period noted.

     The Company has not paid, and does not anticipate paying, any cash dividends with respect to Sheridan Common Stock. Pursuant to its bank indebtedness, the Company has certain restrictions on making cash payments on Sheridan Common Stock or Sheridan Preferred Stock.

     On March 27, 1998, the closing bid price per share of Sheridan Common Stock, as reported by the Nasdaq SmallCap, was $5.125.


SHERIDAN PREFERRED STOCK

     Sheridan sold 1.0 million shares of the Sheridan Preferred Stock to ECT in connection with the Pioneer Acquisition. The Sheridan Preferred Stock provides for cash dividends in an amount equal to $0.60 per share payable semi-annually (a 12% annual rate) or, at the discretion of the Company, dividends may be paid by issuing additional fully paid shares of Sheridan Preferred Stock in an amount equal to .0675 additional shares (a 13.5% annual rate) for each share of Sheridan Preferred Stock then issued and outstanding. The Sheridan Preferred Stock also provides for a liquidation preference of $10 per share. The Sheridan Preferred Stock is redeemable from time to time at the discretion of the Company at certain established redemption prices, and must be redeemed on December 15, 2002 or upon the occurrence of certain defined situations, including a change of control or a default as defined in the Sheridan Preferred Stock designation.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the two years ended December 31, 1997 and 1996. The Company's financial statements and the notes thereto which follow contain detailed information that should be referred to in conjunction with the following discussion.

     Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, statements about the cost of exploring and developing new oil and natural gas reserves, the price for which such reserves can be sold, the Company's attempts to reduce overhead and eliminate non-core assets, environmental concerns affecting the drilling of oil and natural gas wells, the effect of the Merger, the attempts to acquire producing and non-producing oil and gas properties, the ability of the Company to make projected capital expenditures and to achieve projected quarterly results, and general market conditions, competition and pricing.

     All statements, other than statements of historical facts, included or incorporated by reference in this document that address activities, events or developments that the Company expects or anticipates will or may incur in the future, including such things as future capital expenditures and acquisitions, business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend," and other similar expressions constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this document will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

RESULTS OF OPERATIONS

General

     Sheridan Energy, Inc. is the surviving entity resulting from the Merger with its former parent company, TGX Corporation, effective June 12, 1997 (the "Merger Effective Date"). Pursuant to the Merger, all persons owning TGX Senior Preferred Stock had their preferred shares exchanged for Sheridan Common Stock on the basis of 0.5 shares of Sheridan Common Stock for each share of TGX Preferred Stock owned. At the same time, holders of all other classes of equity securities of TGX had their securities eliminated.

     The Company follows the successful efforts method of accounting for its oil and gas operations. Under the successful efforts method, costs of productive wells, development dry holes and productive leases are capitalized and amortized on a unit-of-production basis over the life of remaining proved resources. Cost centers for amortization purposes are determined on a field-by-field basis. See
Note 1 of the Notes to Consolidated Financial Statements.

     In addition to the accounting principle described above, the following events affect the comparative results of operations and financial condition for the years ended December 31, 1997 and 1996 and may impact future operations and financial conditions.

     1997 Acquisitions. In 1997, the Company purchased $52.5 million of producing and non-producing properties with effective dates at various times during the year, including two significant transactions, which closed in December 1997. In one transaction, effective November 1, 1997 but closed December 15, 1997, the Company purchased, for cash, $46.7 million of oil and gas producing and non-producing properties from Pioneer Natural Resources USA, Inc. (the "Pioneer Acquisition"). Operations attributable to the last two weeks of December 1997 are included in the Company's 1997 revenues and expenses. In a second transaction, effective September 1, 1997 but closed December 31, 1997, the Company acquired $4.1 million of oil and gas producing and non-producing properties from Grand Gulf Production, LLC and JEDI I through the issuance of 850,000 shares of Sheridan Common Stock and warrants to purchase an additional 150,000 shares of Sheridan Common Stock (the "Grand Gulf Acquisition"). This transaction resulted in no impact on 1997 revenues and expenses. See Note 3 of the Notes to Consolidated Financial Statements.

     1996 Acquisitions. In 1996, the Company purchased, for cash, $2.9 million of producing properties through various transactions with effective dates at various times during the year. Of such purchases, $1.7 million, comprising eight separate transactions, were acquired in December with effective dates at the end of December 1996, resulting in no impact on 1996 revenues and expenses.

     1997 Sale of Sheridan Common Stock and Sheridan Preferred Stock. In connection with the Pioneer Acquisition, the Company issued 1.6 million shares of Sheridan Common Stock for $10.0 million ($9.2 million net of expenses) and
1.0 million shares of Sheridan Preferred Stock for $10.0 million ($9.6 million net of expenses) to ECT. The Company also issued 850,000 shares of Sheridan Common Stock and warrants to purchase an additional 150,000 shares of Sheridan Common Stock at $5.50 per share as part of the Grand Gulf Acquisition.

     Oil and Gas Operations. The following table sets forth certain information with respect to the oil and gas operations of the Company. Oil and condensate and natural gas prices are shown on a per barrel and per Mcf basis, respectively. Oil and condensate and natural gas volumes are shown in barrels and million of cubic feet (MMcf), respectively. Total production is shown on an equivalent Mcf basis ("Mcfe"), where one barrel of oil or condensate is equal to six Mcf of natural gas.

                                                                   YEAR ENDED DECEMBER 31,
                                                                 ---------------------------
                                                                   1997      1996    CHANGE
                                                                 --------  --------  -------
Production:
 Oil and condensate (Bbl)......................................   93,114    76,200       22 %
 Natural gas (MMcf)............................................    2,163     1,542       40 %
 Total production (MMcfe)......................................    2,722     1,999       36 %
 Natural gas production as a percentage of total production....       79%       77%       3 %

Oil, condensate and natural gas sales (in thousands, except
 percentages):
 Oil and condensate sales......................................  $ 1,805   $ 1,613       12 %
 Natural gas sales.............................................  $ 5,269   $ 3,446       53 %
 Total oil, condensate and natural gas sales...................  $ 7,074   $ 5,059       40 %
 Natural gas revenues as a percentage of oil and gas revenues..       74%       68%       9 %

Average realized price:
 Oil and condensate (per Bbl)..................................  $ 19.38   $ 21.16       (8)%
 Natural gas (per Mcf).........................................  $  2.44   $  2.24        9 %

Average cost (per Mcfe):
 Operating expenses (excludes production taxes)................  $  0.63   $  0.59        7 %
 Depreciation, depletion and amortization......................  $  0.87   $  0.48       81 %
 General and administrative expense............................  $  0.87   $  1.22      (29)%

YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

Production

     Natural gas sales volumes for 1997 were 2,163 MMcf, up 40% from sales reported in 1996 of 1,542 MMcf. Oil volumes for 1997 were 93,114 barrels, up 22% over 1996 volumes of 76,200 barrels. The natural gas and oil sales volume increases for 1997 reflect the successful results of the Company's acquisition, drilling and workover activity and the full year impact of late 1996 acquisitions.

Revenues

     Revenues from the sale of oil, condensate and natural gas for 1997 were approximately $7.1 million, an increase of $2.0 million, or 40%, over 1996 revenues of approximately $5.1 million. Of this increase, sales volume increases contributed $1.7 million, or 87%, of the revenue increase. An increase in gas price per Mcf of $0.20 was partially offset by a reduction in oil price per barrel of $1.78, resulting in net additional revenues of $269,000 from product price changes.

     For 1997, the Company recorded gains on property sales of $29,000, as compared to $166,000 for 1996. The 1996 gain on property sales of $166,000 is primarily the result of the Company selling, in separate transactions, marginal wells and an interest in a pipeline.

Costs and Expenses

     Operating expense. For 1997, total operating expense, which includes through wellhead production costs (lifting costs), severance taxes and workover costs, increased $610,000, or 43%, to approximately $2.0 million, as compared to approximately $1.4 million for 1996. This increase was primarily the result of higher production volumes and higher revenues. Production taxes for 1997 and 1996 totaled $324,000 and $234,000, respectively. Operating expense, excluding production taxes, per Mcfe increased 7%, from $0.59 in 1996 to $0.63 in 1997 due to high lifting costs related to the Company's Dorcheat Field in Arkansas. Workover costs, which are typically included as part of operating expense, for 1997 and 1996 totaled $179,000 and $252,000, respectively, and primarily represent discretionary, remedial well activities that are implemented to enhance or increase production from existing producing zones.

     Treating and transportation expense. Treating and transportation expense in 1997 decreased to $611,000, as compared to $794,000 in 1996. These costs represent post wellhead expenses incurred primarily to treat the Company's Comite Field gas to comply with pipeline specifications or to transport the gas to market. The 1997 decrease primarily was due to the recognition of previously deferred fees in 1996.

     Depletion, depreciation, and amortization. Depletion, depreciation, and amortization ("DD&A") expense for 1997 was approximately $2.6 million, an increase of approximately $1.6 million from the $964,000 reported for 1996. This increase primarily was due to a 36% increase in equivalent volumes produced and a 20% increase in the DD&A rate reflecting the cost characteristics of recent acquisitions. DD&A per Mcfe for 1997, excluding the impairment provision, was $0.87, as compared to $0.48 for 1996. Also included in 1997 DD&A is a provision for impairment loss on oil and gas properties of $223,000. The impairment provision is due to unanticipated production declines and lower product prices related to the Oaks Field in Louisiana. The unamortized cost at year-end 1997 was impaired based on year end reserves fair value. In 1998, the primary well in this field encountered mechanical problems. The cost anticipated to be incurred to repair the well exceeds the year end anticipated recoverable reserves fair value, and thus, the Company anticipates recording an impairment provision in 1998, of $300,000, for the remaining unamortized cost. Salvage value is estimated to approximate abandonment cost.

     General and administrative expense. General and administrative expense in 1997 was approximately $2.8 million, an increase of $330,000 from $2.4 million in 1996. This increase was primarily attributable to increases in termination expense and legal and other professional fees which were partially offset by lower 1997 Merger expenses. General and administrative expenses for 1997 include one-time net termination expenses of $186,000 related to the former president and another officer's resignation. Legal expenses for 1997 increased $148,000 due primarily to the activity related to the unleased owners' lawsuit in East Baton Rouge Parish, Louisiana and the Tomcat Exploration, Inc. litigation matter (see Note 5 of the Notes to Consolidated Financial Statements). Legal costs are anticipated to continue to increase in 1998, as these litigation matters proceed to trial. Recurring professional fees and accruals related to year end reservior engineering, accounting fees and consultants increased $215,000 due to the 1997 increase in properties and related activity. General and administrative expenses for 1997 and 1996 also include $181,000 and $440,000, respectively, of one-time costs and fees related to the Merger. The Company anticipates that general and administration expenses will increase in 1998 as a result of the Pioneer and Grand Gulf Acquisitions.

     Exploration costs. Pursuant to successful efforts accounting, unsuccessful exploration costs are expensed. For 1997, exploration costs totaled $484,000, representing unsuccessful activities on 3 gross (.75 net) wells. For 1996, exploration costs were $164,000, representing unsuccessful activities on two gross (0.43 net) wells.

Other Income (Expenses)

     Provision for litigation expense; Litigation settlement gain. For 1997, the Company recorded a provision for litigation expense of $1.0 million, representing management's assessment of the likelihood of losses and/or related costs and expenses of the various litigation matters against the Company, based on advice of legal counsel and review of the facts, circumstances and developments surrounding the various litigation matters.

     In April 1996, TGX entered into a Settlement Agreement with NFG and the PSC. Pursuant to the Settlement Agreement, TGX received $7.2 million of gross settlement proceeds from NFG, and all parties to the Settlement Agreement dismissed all claims and counterclaims against each other. The Company recognized a net litigation settlement gain of $7.1 million in connection with the Settlement
Agreement.   See Note 4 to Consolidated Financial Statements.

     Equity earnings in the natural gas treating plant (the "Comite Plant") decreased by 7% to $507,000 in 1997, compared to $548,000 in 1996. This decrease was primarily attributable to the recoupment of previously deferred fees in 1996 and natural gas field production declines. In 1997, as the result of new field development, the Comite Plant added one new well, at a lower relative fee, and anticipates adding one additional well in 1998.

     Interest and other income. Interest and other income is comprised primarily of the sale of an option to purchase a pipeline for $50,000 and interest income of $24,000. Interest and other income for 1996 is comprised of take-or-pay contract net settlement proceeds of approximately $110,000; net settlement proceeds regarding fees on the pipeline interest sold in 1996 of $218,000; and dismissal of certain pre-petition liabilities of $217,000, with the remaining amount being primarily attributed to interest income.

     Interest expense. Interest expense for 1997 increased to $344,000 from $207,000 in 1996, primarily due to an increase in long term debt as a result of 1997 acquisitions. Interest expense for 1996 also included $132,000 of interest payable through the issuance of additional notes related to the BMOF Note. Included in 1997 and 1996 interest expense is approximately $46,000 and $30,000, respectively, of amortization of credit facility establishment costs which are being amortized over the remaining term of the facility.

Extraordinary Gain

     In April 1996, the Company received $7.2 million of gross proceeds in connections with the Settlement Agreement. Pursuant to amended credit agreements with BMOF, 50%, or $3.6 million, of the settlement proceeds were paid to BMOF in cancellation and full payment of BMOF note. The Company recognized an extraordinary gain from debt forgiveness of $1.8 million, net of income taxes of $37,000, in connection with the final payment. See Note 4 of the Notes to Consolidated Financial Statements.

Taxes

     Due to tax loss carry forwards, the Company currently pays federal alternative minimum income taxes only. In 1996, the Company recognized a deferred tax asset of $930,000, based on then future income projections. In 1997, due to losses, no tax expense was recorded. In 1996, in conjunction with the recognition of the litigation settlement and related tax gain resulting from the final BMO debt settlement, the Company had estimated and accrued alternative minimum income taxes of $180,000, which included $37,000 of income tax related to the extraordinary gain. The tax expense recognized represented an effective tax rate of approximately 2% on income before income taxes.

     The issuance of additional shares of Sheridan Common Stock in late 1997 resulted in a change of ownership ("1997 Ownership Change") for tax purposes. As a result of the change of ownership, the Company's use of available net operating loss carryovers, alternative minimum tax credit carryovers, investment tax credit carryovers and other tax attributes are subject to limitation. Because of the 1997 Ownership Change, the Company is subject to an annual limitation (the "382 Limitation") of $1.1 million on the use of pre-"change of ownership" loss carryovers. The annual 382 Limitation results in a maximum available net operating loss carryover of approximately $9.0 million.

     In addition to the 382 Limitation, the Company has approximately $20.0 million of potential net operating loss utilization attributable to unrealized built-in gains. The built-in gain net operating loss utilization is only available if the gains on identified assets are realized within five years of the 1997 Ownership Change.

Preferred Dividends and Accretion of Preferred Stock

     Pursuant to the terms of the Reorganization Plan, dividends accrued on the TGX Senior Preferred Stock at 10%, compounded annually, and on the TGX Old Preferred at 9% payable through the issuance of additional TGX Old Preferred shares. The accretion of the TGX Senior Preferred Stock redemption value, also a non-cash item, was calculated based on the interest method. Effective with the Merger, all dividends and accretion obligations were eliminated; however, all pre-Merger Effective Date dividend and accretion charges continue to be reflected in historical results. Pursuant to the Merger each share of TGX Senior Preferred Stock was exchanged for 0.5 shares of Sheridan Common Stock, and the TGX Old Preferred was cancelled. See Notes 9 and 10 to Consolidated Financial Statements.

     In conjunction with the Pioneer Acquisition, $10.0 million of Sheridan Preferred Stock was issued, which provides for cash dividends in an amount equal to $0.60 per share payable semi-annually (a 12% annual rate) or, at the discretion of the Company, dividends may be paid by issuing additionally fully paid shares of Sheridan Preferred Stock in an amount equal to 0.0675 additional shares (a 13.5% annual rate) for each share of Sheridan Preferred Stock then issued and outstanding. Included in 1997 dividends is $53,000 of accrued dividends on the Sheridan Preferred Stock, based on the cash rate.

FINANCIAL CONDITION

     During 1997, the Company's cash capital expenditures totaled $51.0 million, an increase of $46.7 million from 1996 capital expenditures of $4.3 million.
The Pioneer Acquisition, effective November 1, 1997 but closed on December 15, 1997, resulted in little impact on 1997 revenues and expenses as results from the effective date of purchase to closing were reflected as adjustments to the purchase price. The Pioneer Acquisition represented $46.7 million, or 92%, of total 1997 cash capital expenditures. Effective September 1, 1997 but closed December 31, 1997, the Company acquired additional oil and gas producing and non-producing properties through the Grand Gulf Acquisition by issuing 850,000 shares of Sheridan Common Stock and warrants to acquire an additional 150,000 shares of Sheridan Common Stock which are currently owned by JEDI and JEDI I. Such warrants expire five years after the date of issuance and are exercisable in whole or in part from time to time at $5.50. The Grand Gulf Acquisition total assets were valued at $4.1 million, based on the estimated value of the assets acquired and an analysis of the value of the securities given in consideration. The proved reserves attributable to these acquisitions are included in reserve quantities reported at December 31, 1997.

     At December 31, 1997, the Company had a working capital deficit of approximately $1.0 million. The working capital deficit is primarily the result of a provision for litigation expense of $1.0 million.

     Prior to 1996, the Company entered into a borrowing base facility with Bank One. The Bank One credit facility initially provided for a borrowing base of $2.4 million, bore interest at Bank One's stated rate plus 2% and was to mature on July 13, 1997. Effective September 30, 1996, the Bank One credit facility was amended, which increased the borrowing base to $5.0 million, with monthly borrowing base reductions of $100,000, lowered the interest rate to stated rate plus 1.5% and extended the maturity to June 30, 1999.

     In late 1997, in conjunction with the Pioneer Acquisition and Grand Gulf Acquisition, the Bank One credit facility was further amended, the borrowing base was increased to $40.0 million, and the maturity extended to June 30, 2000. Under the current facility, the Company may elect to borrow at Bank One's stated rate or LIBOR plus 2.5%. The Bank One facility is secured by substantially all of the Company's oil and gas properties and is repayable through monthly borrowing base reductions of $550,000. The borrowing base is redetermined every six months or at Bank One's discretion. At December 31, 1997, the Company's borrowing base under this facility was $39.4 million, and the Company had $31.5 million outstanding. Due to the excess of borrowing base over year end borrowings and the current monthly borrowing base reduction rate, no current maturities for debt were reflected at December 31, 1997.

     The Bank One credit facility requires the maintenance of certain financial ratios including ratios relating to working capital, as adjusted pursuant to the credit facility, tangible net worth and annual limitations on general and administrative expense. In addition, the payment of dividends on Sheridan Common Stock and Sheridan Preferred Stock is restricted except that cash dividends may be paid on the Sheridan Preferred Stock if the Company has a cash flow to debt service of at least 1.2 to 1.

     The Company has certain dividend and redemption obligations related to the Sheridan Preferred Stock. For financial reporting purposes, the Sheridan Preferred Stock has both debt and equity characteristics and, accordingly, is not classified as a component of stockholders' equity. At December 31, 1997, the Sheridan Preferred Stock redemption value was $10.0 million. The Company has no redemption obligation on the Sheridan Preferred Stock until December 15, 2002, at which point all of the Sheridan Preferred Stock then outstanding must be redeemed.


LIQUIDITY AND CAPITAL RESOURCES

     For 1997, cash provided by operating activities was approximately $660,000, including approximately $598,000 of proceeds received from the Company's 35% equity investment in the Comite Plant.

     In 1997, the Company purchased $52.5 million of oil and gas properties, with effective dates at various times during the year, for cash and the issuance of Sheridan Common Stock and warrants. The Pioneer Acquisition and the Grand Gulf Acquisition were closed in late December 1997 and resulted in little impact on 1997 revenues and expenses. Had all 1997 properties purchased been acquired at the beginning of the year, the impact on revenues and net loss applicable to common stock would have been an increase of $13.6 million and of $1.3 million, respectively. The increase in loss applicable to common stock was due primarily to increased preferred dividends and depletion and depreciation expense. The Company anticipates that these acquisition properties will have a positive impact on future results.

     In connection with the Pioneer Acquisition and the ECT Agreement, the Company entered into swap agreements to reduce its exposure to price fluctuations on a portion of its natural gas and oil sales in 1998 and to achieve a more predictable cash flow. In late December 1997, the Company entered into swap agreements representing approximately 45% of 1998 natural gas production, as estimated by independent petroleum engineers, at a weighted average sales price per Mcf of approximately $2.19. In late January 1998, the Company entered into swap agreements representing approximately 48% of 1998 oil production, as estimated by independent petroleum engineers, at a weighted average sales price per barrel of approximately $17.89.

     At December 31, 1997, the Bank One credit facility had a borrowing base of $39.4 million with $31.5 million of borrowings outstanding. The Company had letter of credit commitments totaling $104,000 outstanding under the credit facility, resulting in a year end facility availability of $7.8 million. The borrowing base is reduced monthly by $550,000, and the next borrowing base redetermination is scheduled for April 1998. All amounts are due June 30, 2000. Considering the Company's working capital position, expected operating results and availability under the credit facility, capital resources are deemed sufficient for current operating activities. The Company, however, will be required to seek additional financing sources to effect any sizeable acquisition or capital exploration program.

     There are 1.0 million shares of Sheridan Preferred Stock outstanding with a redemption value of $10 per share. Cash dividends of $0.60 per share are payable semi-annually each June 15 and December 15 beginning June 15, 1998 (a 12% annual rate). At the option of the Company, dividends may be paid-in-kind, semi-annually, in an amount equal to 0.0675 shares for each share then issued and outstanding (a 13.5% annual rate). The Company has an obligation to redeem the Sheridan Preferred Stock on December 15, 2002.

     Pursuant to the terms of various agreements, the Company, as a working interest owner, is responsible for marketing its share of natural gas production from certain properties. If the Company is unable or unwilling to market its share of natural gas production from a property, its under-produced status is subject to balancing with other working interest owners who have sold more than their proportionate share of natural gas production. On an aggregate net basis for certain natural gas properties, it appears that the Company is in an under-produced status of approximately 656 MMcf as of December 31, 1997 and is currently recouping or attempting to settle its net under-produced status. Any balancing recoupments or settlements, which will typically be over an extended period of time, are not anticipated to be material to future operating results.

     The Company anticipates that continued development drilling and workovers will maintain or increase current production volumes. The current projected cash flows from existing properties and borrowings available under the Company's current line of credit are considered adequate to fund current operating activities. In addition, the Company is continually evaluating opportunities for acquisition of producing properties and currently intends to pursue future production volume and reserve base growth through acquisitions. Any sizeable acquisitions will have to be financed through a combination of bank borrowings, mezzanine financing, production payments and additional equity issuance. Effective implementation of the Company's development and acquisition plans is expected to meet the Company's long-term operation and liquidity requirements.

Inflation and Changes in Prices

     The Company's revenues have been and will continue to be affected by changes in oil and natural gas prices, which have been unstable. Although the futures markets provide some indication of crude oil and natural gas prices for the subsequent 12 to 18 months, prices in the future markets are subject to substantial changes in relatively short periods of time. For management purposes, the Company assumes that oil and natural gas prices will continue to fluctuate but ultimately trend upward and that operating costs and expenses will escalate at or above the current inflation per annum rate. The principal effects of inflation on the Company relate to the costs required to drill, complete and operate oil and natural gas properties. Drilling costs, which had been on a general downward trend since the early 1980s, have recently been increasing primarily due to an industry-wide increase in drilling activity. This increase in drilling costs is not anticipated to significantly impact the Company's current operations due to its limited drilling activity and onshore operations.

YEAR 2000

     The Company utilizes and is dependent upon data processing systems and software to conduct its business. As the Year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Management is in the process of working with its software vendors to assure that the Company is prepared for the Year 2000. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the Year 2000. the Company is in the final stages of identifying those computer applications where program changes will be required in order for the applications to process information accurately subsequent to 1999. Since the Company currently uses an outside service bureau for much of its data processing, the Company is dependent on the service bureau to be Year 2000 compliant. The service bureau has informed the Company that it is Year 2000 compliant. To date, indications are that all systems are or will be Year 2000 compliant, with no material costs anticipated.

ITEM 7.  FINANCIAL STATEMENTS

     The Company's Consolidated Financial Statements as of December 31, 1997 and 1996 and for each of the two years ended December 31, 1997, and the report of Price Waterhouse LLP, independent accountants, follow.

                       REPORT OF INDEPENDENT ACCOUNTANTS

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Sheridan Energy, Inc. and its subsidiary (the "Company") at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Houston, Texas
March 27, 1998

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET

                                                                                       DECEMBER 31,
                                                                                -------------------------
                                    ASSETS                                        1997             1996
                                    ------                                      --------        ---------
                                                                                    (IN THOUSANDS,
                                                                                EXCEPT FOR PER SHARE DATA)
Current assets:
 Cash and cash equivalents....................................................  $   274          $  1,924
 Accounts receivable, net of allowance for doubtful accounts of
   $90 (1997) and $200 (1996).................................................    3,109             1,291
 Deferred tax asset...........................................................      165               680
 Other current assets.........................................................      244               117
                                                                                -------          --------
   Total current assets.......................................................    3,792             4,012
                                                                                -------          --------

Property and equipment:
 Oil and natural gas properties...............................................   70,139            15,535
 Other property and equipment.................................................      427               204
 Accumulated depletion, depreciation and amortization.........................   (7,694)           (5,103)
                                                                                -------          --------
   Property and equipment, net................................................   62,872            10,636
                                                                                -------          --------

Investment in natural gas treating plant......................................      505               596
Deferred tax asset............................................................      765               250
Other assets..................................................................      765                53
                                                                                -------          --------
 Total other assets...........................................................    2,035               899
                                                                                -------          --------
TOTAL ASSETS..................................................................  $68,699          $ 15,547
                                                                                =======          ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
 Accounts payable and accrued liabilities.....................................  $ 4,836          $  2,997
                                                                                -------          --------
   Total current liabilities..................................................    4,836             2,997
                                                                                -------          --------

Long term debt................................................................   31,500             1,500
                                                                                -------          --------
   Total liabilities..........................................................   36,336             4,497
                                                                                -------          --------
Commitments and contingencies (Note 5)
Redeemable Preferred Stock:
 Sheridan Preferred Stock, 1,000,000 shares outstanding; redemption
   value $10,000..............................................................   10,000                --
 TGX Preferred Stock, 8,788,571 shares outstanding; redemption value $87,886..       --            80,726
                                                                                -------          --------
  Total redeemable preferred stock............................................   10,000            80,726
                                                                                -------          --------

Stockholders' equity (deficit):
 TGX 9% Cumulative Convertible Preferred Stock, 300,000 shares outstanding;
   plus 185,000 shares to be issued for dividends.............................       --               485
 Common Stock:
   Sheridan Common Stock, 6,731,331 shares outstanding........................       67                --
   TGX Common Stock, 24,955,807 shares outstanding............................       --               290
 Additional paid-in capital...................................................   29,005             1,665
 Accumulated (deficit)........................................................   (6,709)          (72,116)
                                                                                -------          --------
   Total stockholders' equity (deficit).......................................   22,363           (69,676)
                                                                                -------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)..........................  $68,699          $ 15,547
                                                                                =======          ========

         See accompanying notes to consolidated financial statements.

                      SHERIDAN ENERGY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                                    ----------------------------
                                                                         1997           1996
                                                                    --------------  ------------
                                                                           (IN THOUSANDS,
                                                                     EXCEPT FOR PER SHARE DATA)
REVENUES:
  Oil and natural gas sales.........................................     $  7,074      $  5,059
  Natural gas gathering.............................................          224           220
  Gain on property sale.............................................           29           166
                                                                         --------      --------
                                                                            7,327         5,445
                                                                         --------      --------
COST AND EXPENSES:
  Operating expense.................................................        2,027         1,417
  Treating and transportation expense...............................          611           794
  Depletion, depreciation and amortization..........................        2,592           964
  General and administrative expense................................        2,767         2,437
  Exploration costs.................................................          484           164
                                                                         --------      --------
                                                                            8,481         5,776
                                                                         --------      --------
OPERATING LOSS......................................................       (1,154)         (331)
Other income (expenses):
  Provision for litigation (expense); Litigation settlement gain....       (1,000)        7,100
  Equity earnings in natural gas treating plant.....................          507           548
  Interest and other income.........................................          124           707
  Interest expense..................................................         (344)         (207)
                                                                         --------      --------
                                                                             (713)        8,148
                                                                         --------      --------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY GAIN............       (1,867)        7,817
Income tax expense (benefit):
  Current...........................................................           --           143
  Deferred..........................................................           --          (930)
                                                                         --------      --------
                                                                               --          (787)
                                                                         --------      --------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN.............................       (1,867)        8,604
Extraordinary gain, net of income taxes of $37......................           --         1,831
                                                                         --------      --------
NET INCOME (LOSS)...................................................       (1,867)       10,435
Preferred stock dividends...........................................       (5,894)      (13,143)
Accretion of TGX Senior Preferred redemption value..................       (3,205)       (6,104)
                                                                         --------      --------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK........................     $(10,966)     $ (8,812)
                                                                         ========      ========

EARNINGS (LOSS) PER SHARE - BASIC:
  Loss before extraordinary gain....................................       $(2.51)     $  (2.42)
  Extraordinary gain................................................           --          0.42
                                                                         --------      --------
  Loss per share....................................................       $(2.51)     $  (2.00)
                                                                         ========      ========

EARNINGS (LOSS) PER SHARE - DILUTED:
  Loss before extraordinary gain....................................       $(2.48)     $  (2.42)
  Extraordinary gain................................................           --           .42
                                                                         --------      --------
  Loss per share....................................................       $(2.48)     $  (2.00)
                                                                         ========      ========

WEIGHTED AVERAGE SHARES:
  Basic.............................................................        4,365         4,406
                                                                         ========      ========
  Diluted...........................................................        4,421         4,406
                                                                         ========      ========

          See accompanying notes to consolidated financial statements.

                      SHERIDAN ENERGY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOW

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                          -------------------------
                                                                                              1997         1996
                                                                                          ------------  -----------
                                                                                               (IN THOUSANDS)

Cash flow from operating activities:
  Net income (loss).....................................................................     $ (1,867)     $10,435
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
     Depletion, depreciation and amortization...........................................        2,592          964
     Provision for litigation expense...................................................        1,000           --
     Amortization of debt transaction costs and stock compensation......................           31           55
     Gain on property sale..............................................................          (29)        (166)
     Distribution in excess of equity earnings..........................................           91          143
     Interest to have been paid through issuance of additional notes....................           --          132
     Extraordinary gain.................................................................           --       (1,868)
     Changes in current operating assets and liabilities:
       Increase in accounts receivable..................................................       (1,818)        (150)
       Decrease in accounts due from affiliates, net....................................           --            6
       Increase in other current assets.................................................         (127)         (66)
       Increase (decrease) in accounts payable and accrued liabilities..................          787         (356)
     Deferred tax asset.................................................................           --         (930)
                                                                                             --------      -------
Net cash provided by operating activities...............................................          660        8,199
                                                                                             --------      -------

Cash flow from investing activities:
  Capital expenditures..................................................................      (50,988)      (4,280)
  Proceeds from disposal of other assets................................................          283          215
  Increase in other assets..............................................................           --           (7)
                                                                                             --------      -------
  Net cash used in investing activities.................................................      (50,705)      (4,072)
                                                                                             --------      -------

Cash flow from financing activities:
  Proceeds from issuance of redeemable preferred shares.................................       10,000           --
  Proceeds from issuance of common shares, net..........................................        9,153           --
  Payments on revolving credit facility and notes payable...............................       (7,950)      (4,500)
  Borrowings under revolving credit facility............................................       37,950        1,900
  Debt and preferred stock transaction costs and other..................................         (758)          13
                                                                                             --------      -------
  Net cash provided by (used in) financing activities...................................       48,395       (2,587)
                                                                                             --------      -------
Net increase (decrease) in cash and cash equivalents....................................       (1,650)       1,540
Cash and cash equivalents at beginning of period........................................        1,924          384
                                                                                             --------      -------
Cash and cash equivalents at end of period..............................................     $    274      $ 1,924
                                                                                             ========      =======

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
  Common shares and warrants issued for oil and gas properties, net.....................     $  4,127      $    --
  Forgiveness of bank debt and other notes payable......................................     $     --      $ 1,868
  Interest to have been paid through issuance of additional notes.......................     $     --      $   132

         See accompanying notes to consolidated financial statements.

                             SHERIDAN ENERGY, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Years ended December 31, 1996 and 1997
                                 (in thousands)

                                                      Old Preferred          TGX            Sheridan
                                                          Stock          Common Stock     Common Stock   Additional
                                                     ----------------  ----------------  --------------    Paid-in
                                                     Shares   Amount   Shares   Amount   Shares  Amount    Capital
                                                     -------  -------  -------  -------  ------  ------  -----------
Balance, December 31, 1995.........................     458    $ 458   24,956    $ 290       --     $--     $ 1,422
    Preferred dividends payable with
        additional shares of Old Preferred.........      27       27       --       --       --      --         243
    Dividends on TGX Senior Preferred Stock........      --       --       --       --       --      --          --
    Accretion of TGX Senior Preferred
        Stock redemption value.....................      --       --       --       --       --      --          --
    Net income.....................................      --       --       --       --       --      --          --
                                                     ------   ------   ------   ------   ------  ------     -------
Balance, December 31, 1996.........................     485      485   24,956      290       --      --       1,665
                                                     ------   ------   ------   ------   ------  ------     -------
    Preferred dividends payable with
        additional shares of Old Preferred.........      12       12       --       --       --      --         108
    Dividends on TGX Senior Preferred Stock........      --       --       --       --       --      --          --
    Accretion of TGX Senior Preferred
        Stock redemption value.....................      --       --       --       --       --      --          --
    Adjustments due to Merger (Note 1).............    (497)    (497) (24,956)    (290)   4,281      43      14,006
    Issuance of shares for cash....................      --       --       --       --    1,600      16       9,137
    Issuance of shares for oil and gas properties..      --       --       --       --      850       8       4,089
    Dividends on Sheridan Preferred Stock..........      --       --       --       --       --      --          --
    Net loss.......................................      --       --       --       --       --      --          --
                                                     ------   ------   ------   ------   ------  ------     -------
Balance, December 31, 1997.........................      --    $  --       --    $  --    6,731     $67     $29,005
                                                     ======   ======   ======   ======   ======  ======     =======


                                                                          Total
                                                      Accumulated     Stockholders'
                                                        Deficit      Equity (Deficit)
                                                      ------------   ---------------
Balance, December 31, 1995.........................      $(63,304)          $(61,134)
    Preferred dividends payable with
        additional shares of Old Preferred.........          (270)                --
    Dividends on TGX Senior Preferred Stock........       (12,873)           (12,873)
    Accretion of TGX Senior Preferred
        Stock redemption value.....................        (6,104)            (6,104)
    Net income.....................................        10,435             10,435
                                                         --------           --------
Balance, December 31, 1996.........................       (72,116)           (69,676)
                                                         --------           --------
    Preferred dividends payable with
        additional shares of Old Preferred.........          (120)                --
    Dividends on TGX Senior Preferred Stock........        (5,721)            (5,721)
    Accretion of TGX Senior Preferred
        Stock redemption value.....................        (3,205)            (3,205)
    Adjustments due to Merger (Note 1).............        76,373             89,635
    Issuance of shares for cash....................            --              9,153
    Issuance of shares for oil and gas properties..            --              4,097
    Dividends on Sheridan Preferred Stock..........           (53)               (53)
    Net loss.......................................        (1,867)            (1,867)
                                                         --------           --------
Balance, December 31, 1997.........................      $ (6,709)          $ 22,363
                                                         ========           ========



                      SHERIDAN ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS, REORGANIZATION PROCEEDINGS AND EQUITY RESTRUCTURING

Business

     Sheridan Energy, Inc. ("Sheridan" or the "Company") is the successor to its former parent company, TGX Corporation ("TGX"), and is a domestic independent energy company engaged in the production of oil and natural gas. The Company is also engaged in intrastate natural gas gathering and treating.

Reorganization Proceeding

     On February 22, 1990, TGX filed a voluntary petition for reorganization pursuant to Chapter 11, Title 11 of the United States Code (the "Reorganization Proceeding"). On January 7, 1992, the bankruptcy court confirmed a reorganization plan ("Reorganization Plan") for TGX, and the confirmation order became effective on January 21, 1992. On September 21, 1992, the bankruptcy court determined that the Reorganization Plan had been substantially consummated, and the bankruptcy court's order of substantial consummation became final and non-appealable on October 2, 1992. The effects of the Reorganization Proceeding were accounted for in accordance with the fresh start reporting standards of AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."

     In conjunction with implementing fresh start reporting, a reorganization value of TGX's assets and liabilities as of October 2, 1992 was determined by management on the basis of its best judgment of the fair market value of TGX's assets and liabilities at the time, after reviewing relevant facts concerning the price at which similar assets were being sold. Accordingly, the balance sheet includes amounts reflecting reorganization values.

     TGX was a party to numerous executory contracts which, pursuant to the provisions of the Reorganization Plan, could be assumed or rejected by TGX. If an executory contract was assumed by TGX, all defaults related to the executory contract were cured (generally, paid-in-full with cash). As of December 31, 1995, the aggregate balance of pre-petition obligation related to assumed executory contracts was approximately $317,000, which related to undistributed net oil and gas revenues in a "suspended pay" status. Pursuant to the Reorganization Plan and statute of limitations, the "suspended pay" liability was dismissed during 1996 and recognized as other revenues.

     Under the Reorganization Plan, creditors of TGX received shares of TGX's Series A Senior Preferred Stock (the "TGX Senior Preferred Stock") which were mandatorily redeemable on or before January 21, 2002. The Reorganization Plan provided that the holders of TGX 9% Cumulative Convertible Preferred Stock ("Old Preferred") and TGX common stock ("TGX Common Stock") would retain their shares primarily to preserve their interest in a potential recovery from TGX's litigation with National Fuel Gas Distribution Corporation ("NFG") ("NFG Litigation") (See Note 4). The NFG Litigation was settled on April 12, 1996, and TGX, after payments to other non-affiliated parties entitled to share in the settlement, retained approximately $3.5 million from such settlement. Because TGX's net assets, including proceeds from the NFG Settlement, or expected cash flows were clearly insufficient to redeem the TGX Senior Preferred Stock, TGX effected an equity restructuring ("the Merger") on June 12, 1997.

Equity Restructuring

     Pursuant to the Merger, holders of TGX Senior Preferred Stock received 0.5 shares of Sheridan common stock ("Sheridan Common Stock") for each share of TGX Senior Preferred Stock, resulting in the issuance of approximately 4.3 million shares of Sheridan Common Stock. The Old Preferred Stock and TGX Common Stock (collectively "Other TGX Stock") were eliminated pursuant to the Merger. The Merger was accounted for as a reorganization of related parties with carry over basis of assets and liabilities. The Sheridan Common Stock was recorded at the combined carrying value of Other TGX Stock and the initial value ascribed to the TGX Senior Preferred Stock upon their issuance on the date of the Merger. Accordingly, upon cancellation, all recorded TGX preferred stock liabilities, including accretion and unpaid dividends, were credited to accumulated deficit. No gain or loss was recognized upon consummation of the Merger, and all pre-Merger results, including TGX Senior Preferred Stock dividends and accretion charges, were reflected as Sheridan activity. The costs of soliciting proxies and effecting the Merger were charged to expense as incurred. All prior period per share data and amounts have been restated to reflect issuance of Sheridan Common Stock on a retroactive basis.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

     The following table reflects pro forma earnings per share of Sheridan Common Stock as if the Merger had been effective as of January 1, 1996 and all TGX Senior Preferred Stock and Old Preferred Stock dividend and related accretion charges had been eliminated as of such date:

                                                         BASIC              DILUTED
                                                  -------------------  ------------------
                                                     1997      1996      1997      1996
                                                  ----------  -------  ---------  -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income before extraordinary gain per share..     $(0.44)   $ 1.95    $(0.43)   $ 1.95
Extraordinary gain per share....................         --      0.42        --      0.42
                                                     ------    ------    ------    ------
Pro forma net income (loss) per share...........     $(0.44)   $ 2.37    $(0.43)   $ 2.37
                                                     ======    ======    ======    ======
Weighted average shares outstanding.............      4,365     4,406     4,421     4,406
                                                     ======    ======    ======    ======


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Sheridan and its subsidiary, TEIC. All significant intercompany accounts and transactions have been eliminated. Companies owned 20% to 50% are accounted for under the equity method of accounting.

Oil and Natural Gas Properties

     The Company follows the successful efforts method of accounting for oil and natural gas operations. Under the successful efforts method, capitalized costs relating to proved properties are amortized using the unit-of-production method based on estimated proved reserves. The cost of unsuccessful exploration wells is charged to operations. If an assessment indicates that an unproved property has been impaired, a loss is recognized by providing a valuation allowance. Generally, a gain or loss is recognized on the disposition of a property.

Other Property and Equipment

     Depreciation of other property and equipment is provided on the straight-line method over the estimated useful lives of the related assets, which range from 3 to 10 years.

Revenue Recognition

     Revenue from the sale of crude oil is recognized upon the passage of title, net of royalties. Revenue from natural gas production is recognized using the sales method, net of royalties. Pursuant to the terms of various agreements, the Company, as a working interest owner, is responsible for marketing its share of natural gas production from certain properties. If the Company is unable or unwilling to market its share of natural gas production from a property, its under-produced status is subject to balancing with other working interest owners who have sold more than their proportionate share of natural gas production. On an aggregate net basis, the Company is in an under-produced status of approximately 656 MMcf as of December 31, 1997. Any balancing recoupments or settlements, which will typically be over an extended period of time, are not anticipated to be material to future operating results.

Derivative Financial Instruments

     The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined natural gas and crude oil price and interest rate risk. Gains and losses on natural gas and oil swaps are recognized in revenues when the hedged production is sold.

     Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on the Company's variable rate revolving credit facility. Amounts receivable or payable under interest rate swaps are settled in cash and are reflected as adjustments to interest expense.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

Stock Based Compensation

     As allowed by SFAS No. 123, the Company has elected to continue to follow the accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," whereby compensation costs are recognized only in situations where stock compensation plans award intrinsic value to recipients at the date of grant, rather than the fair value method of SFAS No. 123. Pro Forma disclosure of the estimated effects on net income and earnings per share had the fair value method, prescribed by SFAS No. 123, been followed are included in Note 10.

Per Share Amounts

     In February 1997, the FASB issued SFAS No. 128, Earnings per Share, which changed the computation of earnings per share (EPS) and requires presentation of basic and diluted EPS. EPS for prior periods presented, including unaudited interim periods, has been restated in accordance with SFAS No. 128.

Cash and Cash Equivalents

     The Company records as cash equivalents all highly liquid short-term investments with original maturities of three months or less.

Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Reclassifications

     Certain amounts from prior years have been reclassified to conform to the current year presentation.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

3. PROPERTY AND EQUIPMENT

Acquisitions

     During 1997, the Company purchased, for cash and securities of the Company, $52.5 million of oil and gas properties. In one transaction closed December 15, 1997, the Company acquired oil and gas producing and non-producing properties from Pioneer Natural Resources USA, Inc. (the "Pioneer Acquisition") for $46.7 million, which was funded through the issuance of $10.0 million of Series A Preferred Stock ("Sheridan Preferred Stock"), $10.0 million of Sheridan Common Stock and approximately $28.0 million in bank borrowings. In a second transaction closed December 31, 1997, the Company acquired additional oil and gas producing and non-producing properties from Grand Gulf Resources, L.L.C. ("Grand Gulf") and JEDI Hydrocarbon Investments I Limited Partnership ("JEDI I") (the "Grand Gulf Acquisition") through the issuance of 850,000 shares of Sheridan Common Stock and warrants to acquire an additional 150,000 shares of Sheridan Common Stock at $5.50 per share. The Grand Gulf Acquisition was valued at $4.1 million, based on the estimated value of the assets acquired and an analysis of the value of the securities given in consideration.

     In 1996, the Company purchased oil and gas producing properties for $2.9 million, including $1.7 million acquired at the end of December.

     The acquisitions have been accounted for on a purchase basis, effective at date of closing.

Pro Forma Acquisition Information (Unaudited)

     Had all 1997 and 1996 properties purchased been acquired at the beginning of 1996, the impact would have been an increase in revenues of $13.6 million and an increase in the loss before extraordinary gain of $32,000 for 1997 and an increase in revenues and income before extraordinary gain of $17.3 million and $705,000, respectively, for 1996. The 1997 and 1996 loss applicable to common stock would have increased by $1.3 million and $568,000, respectively.

     The following table summarizes certain pro forma condensed consolidated results of operations data that give effect to the 1997 and 1996 acquisitions as if they had occurred on January 1, 1996, including the associated impact of financing costs, including dividends, and incremental general and administrative costs.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

                                                           YEAR ENDED DECEMBER 31,
                                                     ---------------------------------
                                                       1997                      1996
                                                     ---------                 --------
                                                               (IN THOUSANDS,
                                                           EXCEPT PER SHARE DATA)
     Total revenues................................  $ 21,469                  $23,250
     Income (loss) before extraordinary gain.......  $ (1,899)                 $ 9,309
     Net loss applicable to common stock...........  $(12,271)                 $(9,380)
     Net loss per share of common stock - basic....  $  (1.80)                 $ (1.37)
     Net loss per share of common stock - diluted..  $  (1.79)                 $ (1.37)

Provision for Impairment Loss

     In 1998, mechanical problems were experienced on a certain property such that the estimated cost to repair the property exceeded the estimated recoverable value from the reserves, and the remaining recorded net book value of $300,000 will be expensed in 1998.

4.   LONG TERM DEBT AND NOTES PAYABLE

     As of December 31, 1997 and 1996, the components of long term debt were as follows:

                                                       1997     1996
                                                     --------  -------
                                                      (IN THOUSANDS)
Secured bank debt under revolving credit facility..   $31,500   $1,500
Less current maturities............................        --       --
                                                      -------   ------
Long term debt.....................................   $31,500   $1,500
                                                      =======   ======

  Prior to 1996, the Company entered into a borrowing-base facility with Bank One, Texas, N.A. ("Bank One"). The facility initially provided a borrowing base of $2.4 million and bore interest at Bank One's stated rate plus 2% and was to mature on July 13, 1997. Effective September 30, 1996, the facility was amended and the borrowing base was increased to $5.0 million, with monthly borrowing base reductions of $100,000, the interest rate was lowered to stated rate plus 1.5% and the maturity was extended to June 30, 1999.

  In late 1997, in conjunction with the Pioneer Acquisition and Grand Gulf Acquisition, the Bank One credit facility was further amended, the borrowing base was increased to $40.0 million, and the maturity was extended to June 30, 2000. The Company may elect to borrow at Bank One's stated rate (8.5% at December 31, 1997) or LIBOR plus 2.5%. In addition, the Company must pay a commitment fee of 0.375% per annum on the unused portion of the borrowing base. The facility is secured by substantially all of the Company's oil and gas properties and is repayable through monthly borrowing base reductions of $550,000. The borrowing base is redetermined every six months or at Bank One's discretion. At December 31, 1997, the Company's borrowing base under this facility was $39.4 million, and the Company had $31.5 million outstanding. Due to the excess of borrowing base over year end borrowings outstanding and the current monthly facility reduction rate, no current maturities for debt were reflected at December 31, 1997 or 1996.

  The Bank One credit facility requires the maintenance of certain ratios relating to working capital, tangible net worth and annual limitations on general and administrative expense. In addition, the payment of dividends on Sheridan Common Stock and Sheridan Preferred Stock is restricted except that cash

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY
dividends may be paid on the Sheridan Preferred Stock if the Company has a cash flow to debt service of at least 1.2 to 1.

     As of December 31, 1997, the Company had letters of credit outstanding of $104,000 under the Bank One credit facility, which reduced the Company's availability under the facility.

  In connection with the amendment to the Bank One credit facility in 1997, the Company incurred $395,000 in costs which are included in other assets and are being amortized over the term of the facility.

  Prior to restructuring its debt through the Bank One facility, TGX had been subject to the terms of an Amended and Restated Credit Agreement with the Bank of Montreal ("BMO"). Simultaneously with obtaining the Bank One facility, BMO released all of its liens on TGX's properties with the exception of its lien on the NFG Litigation. As part of the loan restructuring, BMO converted $4.6 million of its outstanding indebtedness to a non-recourse note secured only by the NGF Litigation and assigned it to a wholly-owned subsidiary, BMO Financial, Inc. ("BMOF"). The BMOF note was to mature on December 31, 1997 and bore interest at the rate of 10% per annum. TGX was to pay interest in kind through the issuance of additional notes to BMOF.

  On April 12, 1996, TGX entered into a settlement agreement with NFG and the Public Service Commission of the State of New York. Pursuant to the settlement, TGX received $7.2 million from NFG, and all parties to the settlement dismissed all claims and counterclaims against each other. As a result of the receipt of gross settlement proceeds and payment of $100,000 to another party entitled to participate in the proceeds, TGX recorded a net litigation settlement gain of $7.1 million. Under amended credit agreements with BMOF, 50%, or $3.6 million, of the gross settlement proceeds was paid to BMOF in cancellation and full payment of the BMOF note, which totaled $5.4 million. TGX recorded an extraordinary gain for debt forgiveness of $1.8 million, net of income taxes of $37,000.

  Cash paid for interest during 1997 and 1996 totaled approximately $264,000 and $45,000, respectively.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

5.  COMMITMENTS AND CONTINGENCIES

Litigation

  (a) In July 1992, certain unleased mineral interest owners commenced a legal action in the 19th Judicial District for East Baton Rouge, Parish, Louisiana against Sheridan's predecessor, TGX, as operator of three wells. The petition alleges that the unleased owners are entitled to a refund of revenues paid to TGX and other working interest owners, since first production, which are attributable to the unleased owners' proportionate unit interest which are utilized to offset the plaintiffs' proportionate share of cost associated with drilling the wells. The Louisiana District Court has entered a judgment against the Company for an amount to be determined at a later time. Sheridan also argued that any claim which arose prior to the date of the entry of the order confirming the Reorganization Plan has been discharged through bankruptcy. The Company filed a lawsuit in the U.S. Bankruptcy Court for the Western District of Louisiana claiming such a defense. However, the Bankruptcy Court rejected that defense and the ruling is on appeal. The Company has also commenced an appeal of the judgment of the East Baton Rouge District Court. The Company plans to continue to vigorously defend against these actions but is unable to predict the final outcome.

  (b) In July 1995, certain royalty owners in the same wells commenced a separate legal action alleging that the Company and other working interest owners improperly profited under the terms of a gas gathering and transportation agreement. In 1996, the court entered an order granting a motion on behalf of TGX for a partial summary judgment, holding that all of the royalty owner's claims preceding the filing of the suit by more than three years were time-barred. The Company has asked the court to dismiss the remaining claims asserted by the royalty owners. If not dismissed, The Company will vigorously defend against this lawsuit.

  (c) In March 1994, a hearing was conducted in the Bankruptcy Court regarding the final allowance of prepetition and administrative claims that related to an overriding royalty interest previously conveyed by TGX. During that hearing, the parties stipulated that the finally allowed amount of claimant's prepetition claim would be $600,000. The petition claim was fully satisfied by the issuance of 60,000 shares of TGX Senior Preferred Stock. TGX had previously estimated a petition claim in that amount, and therefore it had been reflected in prior years' financial statements. Subsequent to the March 1994 hearing, and after post-hearing motions from both TGX and the claimant, the Bankruptcy Court entered an order on September 7, 1994, which determined that the claimant would be granted an allowed administrative expense claim for unpaid overriding royalties arising post petition but prior to October 4, 1992 in the amount of $244,000. That administrative claim, when finally allowed, was to be treated by the issuance of a promissory note under the terms of the Reorganization Plan. The Bankruptcy Court further ruled that it would not exercise any jurisdiction over claims for alleged unpaid overriding royalties arising subsequent to October 4, 1992. In May 1996, TGX settled this litigation for payment of $400,000 and the return to TGX of the 60,000 shares of TGX Senior Preferred Stock previously issued.

  (d) In December 1996, Tomcat Exploration, Inc. and others brought suit against Sheridan's predecessor, TGX, in the 215th District Court of Harris County, Texas alleging that TGX's operation of the Sinclair No. 1 Well in Louisiana was negligent and, as a result, caused damage and loss to the plaintiffs. The suit alleges, among other things, that TGX negligently ceased to properly treat the corrosive environments around the tubing in the well, resulting in the well ceasing production and causing plaintiffs' loss. Sheridan has responded by claiming, among other things, that its activities did not cause the loss, that even if there were any such loss, plaintiffs were aware of the state of the well prior to their acquisition of their interest in the well, and plaintiffs' workover operation on the well, after their acquisition of their interest, caused the well to cease production. Extensive pre-trial production and depositions have been taken, and a trial is scheduled to commence during 1998.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

  As a result of management's assessment of the likelihood of losses from the various litigation matters against the Company, based on advice of legal counsel and review of the facts, circumstances, and developments surrounding these litigation matters, the Company recorded a provision of $1.0 million in the fourth quarter of 1997, representing its estimate of losses and/or related costs and expenses associated with such litigation.

  From time to time, in the normal course of business, the Company is a party to other litigation matters. The outcome of the foregoing matters, to the extent not otherwise provided for, should not, in the opinion of management, have a material adverse effect on the Company's financial position.

Leases

  As of December 31, 1997, future annual noncancelable minimum lease amounts for office and equipment leases are as follow:

        YEAR ENDED
       DECEMBER 31,                             AMOUNT
       ------------                         --------------
                                            (IN THOUSANDS)
            1998..........................       $162
            1999..........................        158
            2000..........................        158
            2001..........................        129
            2002..........................          1
                                                 ----
            Total minimum lease payments..       $608
                                                 ====

     Rent expense for the years ended December 31, 1997 and 1996 was $90,000 and $112,000, respectively.

6.   INVESTMENT IN NATURAL GAS TREATING PLANT

     The Company owns a 35% interest in the Comite Field Plant Venture, an Oklahoma general partnership, formed in April 1982 for the purpose of constructing and operating a natural gas treating plant to serve the Comite Field in East Baton Rouge Parish, Louisiana. Natural gas produced from one well operated by the Company and two wells operated by third parties are transported to the Comite Plant where contaminants are extracted to satisfy pipeline specifications. In addition, the plant also provides condensate handling and salt water disposal facilities. The Company receives cash distributions for its share of net cash flow. Further, the Company is charged for gas treating and transportation for its share of throughput. Such charges are included in the consolidated statement of operations as treating and transportation expense.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

     A summary of the Comite Plant's unaudited financial position as of December 31, 1997 and 1996 and the results of its operations for the years then ended is:

                                                                                       1997      1996
                                                                                       ----      ----
                                                                                        (IN THOUSANDS)
 SUMMARY BALANCE SHEET
 Current Assets................................................................       $  783    $  594
 Net property and equipment....................................................          885     1,278
                                                                                      ------    ------
                                                                                      $1,668    $1,872
                                                                                      ======    ======

 Current liabilities...........................................................       $  225    $  144
 Long term debt................................................................           --        50
 Partners' capital.............................................................        1,443     1,678
                                                                                      ------    ------
                                                                                      $1,668    $1,872
                                                                                      ======    ======

 SUMMARY STATEMENT OF EARNINGS
 Fee earned....................................................................       $2,631    $2,608
 Operating expenses............................................................        1,158     1,062
                                                                                      ------    ------
 Operating income..............................................................        1,473     1,546
 Other income..................................................................           --         4
                                                                                      ------    ------
 Net income....................................................................       $1,473    $1,550
                                                                                      ======    ======

7.  ACCOUNTS RECEIVABLE

  As of December 31, 1997 and 1996, the primary components of accounts receivable were:

                                                                                       1997       1996
                                                                                      ------    -------
                                                                                        (IN THOUSANDS)
 Accrued oil and gas sales.....................................................       $1,783     $1,137
 Receivables for pre-closing activity for purchased properties.................          923         --
 Joint interest billing and other..............................................          493        354
 Allowance for doubtful accounts...............................................          (90)      (200)
                                                                                      ------     ------
                                                                                      $3,109     $1,291
                                                                                      ======     ======

8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

 As of December 31, 1997 and 1996, the primary components of accounts payable and accrued liabilities were:

                                                                                       1997       1996
                                                                                      ------     ------
                                                                                        (IN THOUSANDS)
 Accounts payable..............................................................       $  953     $  360
 Undistributed net oil and natural gas revenues................................        1,457      1,281
 Provision for litigation expenses.............................................        1,100        100
 Accrued operating and tax expenses............................................          638        354
 Accrued professional fees.....................................................          350        347
 Income tax liability..........................................................           --        180
 Operation advances............................................................           --        115
 Miscellaneous accruals........................................................          338        260
                                                                                      ------     ------
                                                                                      $4,836     $2,997
                                                                                      ======     ======

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

9.  REDEEMABLE PREFERRED STOCK

Sheridan Preferred Stock

     The Company is authorized to issue 5.0 million shares of preferred stock with a par value of $.01 per share. In order to finance a portion of the Pioneer Acquisition, Sheridan issued 1.0 million shares of preferred stock to Enron Capital & Trade Resources Corp. ("ECT") for $10.0 million. The preferred stock provides for cash dividends in an amount equal to $0.60 per share payable semi-annually (a 12% annual rate) or, at the discretion of the Company, dividends may be paid by issuing additional fully paid shares of preferred stock in an amount equal to 0.0675 additional shares for each share of preferred stock then issued and outstanding (a 13.5% annual rate). The preferred stock also provides for a liquidation preference of $10 per share. The preferred stock is redeemable from time to time at the discretion of the Company under certain conditions and at certain established redemption prices and must be redeemed on December 15, 2002 or upon the occurrence of certain defined situations, including a change of control or a default, as defined in the preferred stock designation.
The Company paid ECT a financing fee of $1.0 million, relative to the Sheridan Common Stock and preferred stock issued to ECT, of which $300,000 was attributed to the preferred stock. The total fees incurred related to the preferred stock were $363,000 which will be amortized over the five year redemption period as additional dividends. These deferred costs are included in other assets.

TGX Senior Preferred Stock

     TGX was authorized to issue 10.0 million shares of senior preferred stock with a par value of $1 per share. The senior preferred stock entitled its holders to receive a 10% annual compounded cash dividend, payable quarterly, provided however, that the payment of such dividend did not violate Delaware law or certain covenants in TGX's bank loan agreements. TGX did not pay any of the quarterly dividends required. The senior preferred stock had a liquidation preference of $10 per share and had priority over the liquidation preference afforded the holders of Series B Preferred Stock (the "Junior Preferred"), Old Preferred and TGX Common Stock. The senior preferred stock was scheduled to be redeemed on January 21, 2002. The accretion of the difference between the recorded value and the redemption amount of the senior preferred stock was reflected as a reduction of income applicable to common stockholders. Holders of senior preferred stock had 95% of the voting rights of TGX, with the remaining 5% being allocated among the holders of the Junior Preferred, Old Preferred and TGX Common Stock.

     As of December 31, 1995, TGX had approximately 8.9 million shares of Senior Preferred Stock outstanding. In 1996, 60,000 shares were canceled in conjunction with a litigation settlement and 2,789 shares were canceled as a result of purchase by TGX, resulting in approximately 8.8 million shares outstanding. In 1997, 110,000 shares of TGX Senior Preferred Stock were canceled due to certain management resignations, and 115,629 shares were forfeited pursuant to the Reorganization Plan, resulting in approximately 8.6 million shares of TGX Senior Preferred outstanding as of the Merger effective date. Pursuant to the terms of the Merger, each share of TGX Senior Preferred was exchanged for 0.5 shares of Sheridan Common Stock.

     In 1996, TGX recorded $24,000 of stock compensation expense related to executive officers stock issuance and a benefit in 1997 of $15,000 as a result of executive officer resignations and associated stock forfeitures. Stock compensation expense was amortized over the stock award forfeiture period of two years from grant date. The stock awards were valued based on a reported 1995 TGX Senior Preferred Stock trade at $0.20 per share. The

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY
compensation accruals recognized by the Company were not significantly different from amounts that would have been recognized under the SFAS 123 fair value method at the grant date.

     Since December 31, 1995, the components of the number of shares of TGX Senior Preferred Stock and changes in associated values are as follows:

                                                                        NUMBER   RECORDED
                                                                      OF SHARES   VALUE
                                                                      ---------  ---------
                                                                          (IN THOUSANDS)
     Balance, December 31, 1995.......................................   8,851   $ 61,737
       Accrued and unpaid dividends...................................      --     12,873
       Accretion on redemption value and dividends....................      --      6,104
       Amortization of compensation pursuant to management agreement..      --         24
       Shares canceled................................................     (63)       (12)
                                                                        ------   --------
     Balance, December 31, 1996.......................................   8,788   $ 80,726
                                                                        ------   --------
       Accrued and unpaid dividends...................................      --      5,721
       Accretion on redemption value and dividends....................      --      3,205
       Compensation benefit due to management forfeitures.............    (110)       (13)
       Shares canceled................................................    (115)        (2)
       Other adjustments..............................................      --         (2)
                                                                        ------   --------
       Subtotal.......................................................   8,563     89,635
       Cancellation of shares due to Merger...........................  (8,563)   (89,635)
                                                                        ------   --------
     Balance, December 31, 1997.......................................      --   $     --
                                                                        ======   ========

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

10.  STOCKHOLDERS' EQUITY (DEFICIT)

Sheridan Common Stock

     The Company is authorized to issue 20.0 million shares of common stock, with a $0.01 par value. All outstanding shares of common stock are fully paid and non-assessable. The holders of common stock are entitled to one vote per share upon all matters presented to them and are entitled to dividends in such amounts as may be declared from time to time out of any funds legally available for such purposes. However, no dividends are payable until all accrued Sheridan Preferred Stock dividends have been paid. In the event of liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, after payment of debts and liquidation preferences on the Sheridan Preferred Stock, all remaining assets, if any, will be divided and distributed among the holders of common stock pro rata according to the number of shares owned by them. The common stock does not have preemptive rights and is not subject to redemption. In order to finance a portion of the Pioneer Acquisition, the Company entered into an agreement with ECT, a previously unaffiliated party, pursuant to which ECT acquired 1.6 million shares of common stock for $10.0 million. The Company paid ECT a financing fee of $1.0 million, of which $700,000 was attributed to the common stock. Total fees incurred related to the common stock issuance were $847,000, which were netted against the proceeds received.

     Effective as of December 31, 1997, pursuant to the Grand Gulf Acquisition, the Company issued 850,000 shares of common stock and warrants to acquire an additional 150,000 shares of common stock. Such warrants expire five years after the date of issuance and are exercisable in whole or in part from time to time at a price of $5.50 per share. The properties were acquired from Grand Gulf and JEDI I.

TGX 9% Cumulative Convertible Preferred Stock

     TGX was authorized to issue 10.0 million shares of Old Preferred Stock with a $1 par value and a liquidation preference of $10 per share, convertible at any time at the rate of one Old Preferred Stock share for four shares of TGX Common Stock. All Old Preferred Stock was eliminated pursuant to the Merger.

TGX Common Stock

     TGX was authorized to issue 100.0 million shares of TGX Common Stock, with a $.01 par value. All shares of TGX Common Stock were eliminated pursuant to the Merger.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

Stock Incentive Plan

     Pursuant to the Company's 1997 Flexible Incentive Plan ("Incentive Plan"), the Company can issue up to 450,000 options for the purchase of Sheridan Common Stock to directors, officers and key employees of the Company. These stock options may be granted subject to exercise terms not to exceed 10 year at a price equal to the fair market value of the stock at date of grant. At December 31, 1997, options granted under the Incentive Plan totaled 304,000 at exercise prices ranging from $2.50 to $2.56 resulting in a weighted average exercise price of $2.50 per share. The options granted vest primarily over three years, with a small portion vesting over four years. All options granted have an exercise term of 10 years. None of the options granted were exercisable at December 31, 1997. There were no options outstanding in 1996.

     The fair value of each 1997 option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected stock price volatility of 57%; risk-free interest rate of 5.5%; and an expected option life of 10 years. Had compensation expense for stock based compensation been determined based on the fair value at the date of grant, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share information):

                                          YEAR ENDED
                                      DECEMBER 31, 1997
                                   ------------------------
                                   AS REPORTED   PRO FORMA
                                   ------------  ----------
Net loss.........................     $(10,966)   $(11,051)
Loss per common share - basic....     $  (2.51)   $  (2.53)
Loss per common share - diluted..     $  (2.48)   $  (2.50)

11.    FINANCIAL INSTRUMENTS

Natural Gas and Crude Oil Swaps

     In conjunction with the Pioneer Acquisition and pursuant to the ECT Agreement, the Company entered into natural gas swap agreements on December 23, 1997 to reduce its exposure to price fluctuations on a portion of natural gas sales in 1998 and to achieve a more predictable cash flow. These agreements provide for monthly settlements on specified production volumes, based on the difference between the price specified in the agreements and the price received for such

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY
production. With respect to any particular swap agreement, the counterparty is required to make a payment to the Company in the event the price received for a specified production volume is less than the price specified in the agreement, and the Company is required to make a payment to the counterparty in the event the price received for a specified production volume is greater than the price specified in the agreement. While the use of hedging transactions limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. To date, all of the Company's hedging transactions have been carried out with an affiliate of ECT. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in oil and gas revenues when the hedged production is sold.

     The Company's natural gas swap agreements are for the period January through December 1998 on volumes of 3.9 billion cubic feet ("BCF"), or approximately 45% of 1998 production, as estimated by independent petroleum engineers. The weighted average sales point price per Mcf under the swap agreements is approximately $2.19. The fair value of the swap agreements is the amount at which they could be settled at December 31, 1997, based on the difference between the price specified in the swap agreements and the NYMEX futures contract prices existing at December 31, 1997. At December 31, 1997, the Company would have been required to pay approximately $405,000 to terminate its natural gas swap agreements.

     Subsequent to December 31, 1997, the Company entered into oil swap agreements for the period March through December 1998 on volumes of 120,000 barrels, or approximately 48% of 1998 production, as estimated by independent petroleum engineers. The weighted average oil sales price under the swap agreements is approximately $17.89 per barrel.

     The Company has an unsecured line of credit of $500,000 with an affiliate of ECT in connection with its commodities hedging program.

Interest Rate Swap Agreement

     On December 19, 1997, pursuant to the Bank One credit facility, the Company entered into an interest rate swap to manage its exposure to changes in interest rates. Pursuant to the interest rate swap, the Company contracted a fixed rate, based on the one month LIBOR, of 6.03% for $20.0 million ("Notional Amount") of its outstanding bank debt. The Notional Amount is reduced monthly by $400,000 over the term of the swap, which expires June 19, 2000. The average LIBOR floating rate at December 31, 1997 was 5.97%. At December 31, 1997, the Company would have been required to pay approximately $72,000 to terminate its interest rate swap agreement.

Counterparty Risk

     The Company is exposed to credit losses under its natural gas and crude oil and interest rate swaps in the event of non-performance by the counterparties to these hedging activities. The Company anticipates, however, that counterparties will be able to fully satisfy their obligations under the swap agreements based on their credit standing. Natural gas and crude oil swaps are with an affiliate of ECT (See Note 14). The interest rate swap is with Bank One.


12.  INCOME TAXES

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

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

     In conjunction with the recognition of tax gains on property sales, litigation settlements and debt forgiveness, the Company estimated and accrued federal income taxes of $180,000 in 1996 of which $37,000 was netted against the extraordinary gain.

     In 1996, as a result of improvement in recurring income and projections of continued improvement in such, the Company recognized a deferred tax asset of $930,000, including $187,000 of alternative minimum tax. The valuation of this asset was based on assumptions concerning future oil and gas prices, limited Company history of positive financial results and other factors unique to the Company.

The components of income tax expense (benefit) are as follows:

                                                                  1997    1996
                                                                 -----  -------
                                                                (IN THOUSANDS)
Income taxes currently payable..............................    $  --   $ 180
Income taxes expense attributable to extraordinary gain.....       --     (37)
                                                                -----   -----
                                                                   --     143
                                                                -----   -----

Deferred tax (benefit):
    Current.................................................       --    (680)
    Non-current.............................................       --    (250)
                                                                -----   -----
    Total deferred tax expense (benefit)....................       --    (930)
                                                                -----   -----
    Total income tax expense................................    $  --   $(787)
                                                                =====   =====

     The issuance of additional shares of Sheridan Common Stock in late 1997 ("1997 Ownership Change") resulted in a change of ownership for tax purposes. As a result of the change of ownership, the Company's use of available net operating loss carryovers, alternative minimum tax credit carryovers, investment tax credit carryovers and other tax attributes are subject to limitation. The Company had previously undergone an ownership change in 1992 as a result of the Reorganization Plan. The Company is required to redetermine the annual limitation and will no longer have available, as a carryover, the unused annual limitation amounts resulting from the 1992 ownership change.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

     The Company has pre-ownership change net operating losses totaling $207.9 million which expire through the year 2012. Because of the 1997 Ownership Change, the Company is subject to an annual limitation (the "382 Limitation") of $1.1 million on the use of pre-"change of ownership" loss carryovers. The annual 382 Limitation results in a maximum available net operating loss carryover of approximately $9.0 million.

    In addition to the 382 Limitation, the Company has approximately $20.0 million of potential net operating loss utilization attributable to unrealized built-in gains. The built-in gain net operating loss utilization is only available if the gains on identified assets are realized within five years of the 1997 Ownership Change. The Company has depletion carryforwards as of December 31, 1997 of $14.6 million which are limited annually to 65% of taxable income.

     Deferred tax assets (liabilities) are comprised of the following:

                                                           1997       1996
                                                         ---------  --------
Deferred tax assets:                                       (IN THOUSANDS)
     Loss carryovers...................................   $ 3,077   $ 7,531
     Alternative minimum tax credit carryover
       and other.......................................       187       187
                                                          -------   -------
                                                            3,264     7,718
                                                          -------   -------

Deferred tax liabilities:
     Oil and gas properties............................    (1,466)   (1,405)
                                                          -------   -------
     Net deferred tax asset............................     1,798     6,313
     Valuation allowance...............................      (868)   (5,383)
                                                          -------   -------
     Net deferred tax asset after valuation reserve....   $   930   $   930
                                                          =======   =======

Income tax expense differs from the amounts computed by applying the statutory federal rate as follows:

                                                                    1997      1996
                                                                  --------  ---------
                                                                    (IN THOUSANDS)
Income taxes computed at statutory federal rate (34%)...........  $  (635)   $ 2,658
Change in valuation allowance for deferred tax asset............    4,515       (930)
Decrease in available net operating loss limitation.............   (4,454)        --
Net operating losses utilized in current period.................       --     (2,658)
Provision adjustment for 1996 actual............................      359         --
Provision for state deferred taxes..............................      165         --
Alternative minimum tax and other...............................       99        143
State income taxes net of federal tax benefit...................      (49)        --
                                                                  -------    -------
Total income tax expense (benefit)..............................  $    --    $  (787)
                                                                  =======    =======

13.  MAJOR CUSTOMERS

     The Company's revenues are derived principally from uncollateralized sales to customers in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company's overall exposure to credit risks since customers may be similarly affected by changes in economic and other conditions.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

     Customers which accounted for greater than 10% of oil and gas sales are as follows:

                                     1997   1996
                                     -----  -----
Lion Oil Company...................    20%    24%
Chesapeake Energy Marketing, Inc...    16%    14%
Energy Source, Inc.................    --     11%
Duke Energy, Inc...................    15%    --

14.    RELATED PARTY TRANSACTIONS

     As discussed in Note 11, the Company has natural gas and crude oil swap agreements with ECT. The swap agreements were, in the opinion of management, at arm's-length terms based on comparable prices confirmed with another third party at the time of executing the agreements.

     As discussed in Note 3, in connection with the Grand Gulf Acquisition, the Company issued 850,000 shares of Sheridan Common Stock and 150,000 warrants to purchase additional shares of Sheridan Common Stock to Grand Gulf and JEDI I. Through a series of transactions among Grand Gulf, other related parties and JEDI I, the 850,000 shares and 150,000 warrants are now held by JEDI I or Joint Energy Development Investments Limited Partnership, both of which are affiliates of ECT. As discussed in Notes 9 and 10, the Company paid ECT a $1.0 million fee in connection with the issuance of common and preferred shares to ECT related to the Pioneer Acquisition.


15.  EARNINGS PER SHARE

     In accordance with SFAS 128, Earnings Per Share, adopted in 1997, basic earning per share has been computed by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding plus dilutive potential common shares. The Company's potentially dilutive securities are stock options awarded to employees and Sheridan Common Stock warrants (See Note 10).

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

     The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated, with 1996 being restated to conform with the requirements of SFAS No. 128, Earnings Per Share, and the impact of the Merger:

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------
                                                                           1997             1996
                                                                     ----------------  ---------------
                                                                          (IN THOUSANDS, EXCEPT
                                                                             PER SHARE DATA)
EARNINGS (LOSS) PER SHARE - BASIC:
Weighted average common shares outstanding.........................            4,365            4,406
                                                                            ========         ========

Loss before extraordinary gain.....................................         $  (2.51)        $  (2.42)
Extraordinary gain.................................................               --              .42
                                                                            --------         --------
Loss per share.....................................................         $  (2.51)        $  (2.00)
                                                                            ========         ========

EARNINGS (LOSS) PER SHARE - DILUTED:
Weighted average common shares outstanding.........................            4,365            4,406
Shares issuable from assumed conversion of
  common share options.............................................               56               --
                                                                            --------         --------
Weighted average common shares outstanding.........................            4,421            4,406
                                                                            ========         ========

Loss before extraordinary gain.....................................         $  (2.48)        $  (2.42)
Extraordinary gain.................................................               --              .42
                                                                            --------         --------
Loss per share.....................................................         $  (2.48)        $  (2.00)
                                                                            ========         ========

EARNINGS FOR BASIC AND DILUTED COMPUTATION:
Net income (loss) before preferred dividends and accretion
  and extraordinary gain...........................................         $ (1,867)        $  8,604
Preferred stock dividends..........................................           (5,894)         (13,143)
Accretion of TGX Senior Preferred Stock redemption value...........           (3,205)          (6,104)
                                                                            --------         --------
Net loss before extraordinary gain.................................          (10,966)         (10,643)
Extraordinary gain, net of taxes of $37............................               --            1,831
                                                                            --------         --------
Net loss applicable to common stock per share (basic and diluted)..         $(10,966)        $ (8,812)
                                                                            ========         ========

     The 150,000 warrants issued in connection with the Grand Gulf Acquisition were not included in the earnings per share calculation as they were anti-dilutive.

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments comprise cash, receivable and payables, bank loans and swap agreements. For trade receivables and accrued receivables and payables, the carrying values approximates fair values due to the liquidity and short-term nature of these instruments. Carrying value of outstanding bank debt under the revolving credit facility approximates fair value as the interest rates are variable market rates.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

     Fair value of natural gas and crude oil swaps and interest rate swaps used for hedging are estimated by obtaining quotes from brokers to estimate the amounts the Company would be entitled to receive or required to pay at the reporting date to cancel the swap agreements (see Note 11).

     The carrying value of the Sheridan Preferred Stock, which was issued on December 15, 1997, approximates its fair value at December 31, 1997.


17.  INTERIM FINANCIAL DATA (UNAUDITED)

     The unaudited interim results of operations, are summarized below.

                                                                  THREE MONTHS ENDED
                                                 ----------------------------------------------------
                                                 MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                 ----------  ---------  --------------  -------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997:
 Revenues......................................    $ 1,846    $ 1,506         $ 1,635        $ 2,340
 Operating income (loss).......................        320        120             (19)        (1,575)
 Provision for litigation expense..............         --         --              --         (1,000)
 Net income (loss) applicable to common stock..     (4,566)    (4,047)             56         (2,409)
 Net income (loss) per common share-basic......    $ (1.06)   $ (0.94)        $  0.01        $ (0.53)
 Net income (loss) per common share-diluted....    $ (1.06)   $ (0.94)        $  0.01        $ (0.52)

1996:
 Revenues......................................    $ 1,246    $ 1,326         $ 1,211        $ 1,662
 Operating income (loss).......................       (206)       (19)            (88)           (18)
 Litigation settlement gain, net...............         --      7,100              --             --
 Extraordinary gain, net of income tax of $37..         --      1,831              --             --
 Net income (loss) applicable to common stock..     (4,827)     4,201          (4,690)        (3,496)
 Net income (loss) per common share-basic......    $ (1.09)   $  0.95         $ (1.07)       $ (0.80)
 Net income (loss) per common share-diluted....    $ (1.09)   $  0.95         $ (1.07)       $ (0.80)


18.  INFORMATION ON OIL AND GAS ACTIVITIES

     Following are supplemental disclosures relating to the Company's oil and natural gas exploration and production activities.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

Oil and Gas Related Costs and Operating Results

     The following schedules present capitalized costs and costs incurred, whether capitalized or expensed, and operating results for the periods then ended.

                                                                 1997       1996
                                                               ---------  ---------
                                                                  (IN THOUSANDS)
Capitalized costs:
   Unproved properties.......................................   $   229    $   191
   Proved properties.........................................    69,911     15,344
   Accumulated depletion and depreciation....................    (7,537)    (4,996)
                                                                -------    -------
                                                                $62,603    $10,539
                                                                =======    =======

Costs incurred:
   Acquisition properties:
       Unproved..............................................   $   229    $   163
       Proved................................................    52,293      2,932
   Exploration...............................................     1,067         --
   Development...............................................     1,304      1,124
                                                                -------    -------
                                                                $54,893    $ 4,219
                                                                =======    =======

Operating results (1):
   Revenues..................................................   $ 7,074    $ 5,059
Costs and expenses:
   Production costs..........................................     2,638      2,211
   Exploration costs.........................................       484        164
   Depletion and depreciation and impairment provisions......     2,563        933
                                                                -------    -------
                                                                  5,685      3,308
                                                                -------    -------
Operating earnings before income taxes.......................     1,389      1,751
Income tax expense (benefit).................................        --       (787)
                                                                -------    -------
Operating earnings...........................................   $ 1,389    $ 2,538
                                                                =======    =======

---------------
(1)  Excludes general and administrative and interest expense

Proved Reserves (Unaudited)

     The following schedule presents estimates of proved oil and natural gas reserves attributable to the Company, all of which are located in the United States. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in thousands of barrels of oil and Bcf of natural gas.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

                                          1997          1996
                                      -------------  -----------
                                       OIL     GAS   OIL    GAS
                                      ------  -----  ----  -----
Proved reserves:
   Beginning of year................    981   15.8   944   12.2
   Sales of reserves-in-place.......     --    (.1)   (8)   (.1)
   Purchase of reserves-in-place....  1,322   46.8    45    4.1
   Extensions and discoveries.......     68    4.3    57     .6
   Revisions of previous estimates..    (40)    .2    19     .5
   Production.......................    (93)  (2.2)  (76)  (1.5)
                                      -----   ----   ---   ----
   End of year......................  2,238   64.8   981   15.8
                                      =====   ====   ===   ====

Proved developed reserves...........  1,514   55.3   525   13.4
                                      =====   ====   ===   ====

     Estimating economically recoverable crude oil and natural gas reserves and the future net revenues therefrom is not an exact science. It is based upon a number of variables such as historical production of the subject properties, as compared with similar producing properties, and assumptions, such as the effects of Company regulation by governmental agencies, future taxes, and development and other costs, all of which may vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of economically recoverable reserves of crude oil and natural gas attributable to any particular group of properties, the classification and risk of recovering such reserves, and estimates of the future net revenues expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially.

     Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Estimates with respect to proved undeveloped and proved developed non-producing reserves that may be developed and produced in the future are based upon volumetric calculations or upon analogy to similar types of reservoirs. Later studies of the same reservoirs based upon production history may result in variations, which may be substantial. The actual production, revenues, severance and excise taxes, development costs, and operating expenditures with respect to the Company's reserves as reflected herein may vary from estimates, and such variances may be material.

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

     The following schedules present the standardized measure of estimated discounted future net cash flows attributable to the Company's proved oil and gas reserves ("Standardized Measure"), and an analysis of the changes in these amounts and quantities for the periods indicated. The Standardized Measure was computed on the basis of (a) contractual prices, including escalations for natural gas, in effect at year end for oil and natural gas (b) the market price for natural gas and the posted price for oil in effect at year end for the area in the case of properties being commercially developed but not covered by existing contracts, (c) estimated deliverability, which not only considers the physical characteristics of the well or property, but also the amount and timing of future production estimated to be taken by its purchasers, and (d) where applicable, the premise that future prices and deliveries will be in accordance with existing contractual terms which may require arbitration or litigation to ultimately assure compliance. Estimated future production and development costs are based on economic conditions at the respective year ends. Estimated future development costs associated with proved developed non-producing and proved undeveloped reserves were $11.9 million for 1997 and $3.8 million for 1996. Production of those reserves is dependent upon the Company's ability to fund such future development costs, which are scheduled to be incurred over numerous years. Future income taxes, if any, are computed by applying statutory income tax rates to the difference between the future pre-tax cash flows and

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY
the tax basis of proved oil and gas properties, after considering investment tax credits and depletion carry-forwards and net operating loss carryovers associated with these properties.

     Since the Standardized Measure was prepared using the prevailing economic conditions existing at each applicable year end, it is emphasized that such conditions continually change, as evidenced by the fluctuations in oil and natural gas prices during recent years. Weighted average year end oil and natural gas prices per barrel and Mcf utilized in computing the Standardized Measure for 1997 were $16.54 and $2.51, respectively, and for 1996 were $24.43 and $3.33, respectively. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves, or in estimating future results of operations.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

                                                                           1997       1996
                                                                        ----------  ---------
                                                                           (IN THOUSANDS)
Future net cash flows:
      Future revenues.................................................   $203,740   $ 76,568
                                                                         --------   --------
      Future production costs.........................................     67,136     21,793
      Future development costs........................................     11,938      3,830
                                                                         --------   --------
                                                                           79,074     25,623
                                                                         --------   --------
      Future pre-tax cash flows.......................................    124,666     50,945
      Future income taxes.............................................    (25,288)    (4,444)
                                                                         --------   --------
      Future net cash flows...........................................     99,378     46,501
      10% discount factors............................................    (41,240)   (19,257)
                                                                         --------   --------
Standardized Measure of future net cash flows discounted at 10%.......   $ 58,138   $ 27,244
                                                                         ========   ========

Changes in Standardized Measure:
      Standardized Measure, beginning of year.........................   $ 27,244   $ 11,804
                                                                         --------   --------
      Purchases of reserves-in-place..................................     49,470      5,818
      Extensions and discoveries......................................      5,171      2,377
      Revisions of previous quantity estimates........................        456        878
      Changes in future development costs.............................     (1,392)      (539)
      Development costs incurred during the period that
        reduce future development costs...............................         56        538
      Net changes in prices and production costs......................    (10,869)    10,511
      Sales of oil and natural gas produced, net of production costs..     (4,436)    (2,848)
      Net change in income taxes......................................    (12,224)    (2,012)
      Accretion of discount...........................................      2,707      1,180
      Sales of reserves-in-place......................................       (179)      (134)
      Changes in production rates and other, net......................      2,134       (329)
                                                                         --------   --------
      Net increase....................................................     30,894     15,440
                                                                         --------   --------
      Standardized Measure, end of year...............................   $ 58,138   $ 27,244
                                                                         ========   ========

     The impact of the Company's natural gas and crude oil hedges on the Standardized Measure is not material.

     Since year end 1997, natural gas prices have declined. At March 23, 1998, the NYMEX price for natural gas, based on an Mcf basis, was approximately $2.35 and the per barrel posted price for West Texas Intermediate oil was $16.25.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During 1997, there were no disagreements with the Company's independent accountants regarding accounting or financial disclosure matters.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information regarding Directors and Executive Officers of the Registrant as required by Items 401 and 405 of Regulation S-K is set forth in
Part I of this Form 10-KSB under the caption "Executive Officers of the Company" and under the caption "Election of Directors" in the Company's definitive Proxy Statement (the "Proxy Statement") for the Company's 1998 annual meeting of stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997, and is hereby incorporated by this reference.


ITEM 10.  EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K is set forth under the captions "Compensation of Executive Officers," "Compensation Committee of the Board of Directors Report on Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement, and is hereby incorporated by this reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 403 of Regulation S-K is set forth under the captions "Security Ownership of Management" and "Security Ownership of Certain Other Stockholders" in the Proxy Statement, and is hereby incorporated by this reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information regarding certain relationships and related transactions as required by Item 404 of Regulation S-K is set forth in the Proxy Statement under the captions "Compensation of Executive Officers" and "Related Transactions" and is hereby incorporated by this reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits:

   Exhibit 2.1 Amended Plan of Reorganization and Disclosure Statement as revised and filed by TGX, as debtor-in-possession, on January 7, 1992. (Incorporated by reference to Exhibit 2.1 of TGX's Current Report on Form 8-K dated February 4, 1992, File No. 1-10201.)

   Exhibit 2.2 Order Confirming Amended Plan of Reorganization dated January 7, 1992. (Incorporated by reference to Exhibit 2.2 of TGX's Current Report on Form 8-K dated February 4, 1992, File No. 1-10201.)

   Exhibit  2.3     Agreement of Merger between the Company and TGX (Incorporated by reference to
                    Exhibit 2.1 to the Registrant's Registration Statement No. 333-10729, and all amendments thereto).

   Exhibit  3.1     Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 333-10729 and all amendments thereto).

   Exhibit  3.2     Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit
                    3.2 to the Registrant's Registration Statement No. 333-10729).

   Exhibit  4.1     Specimen Certificate representing shares of Common Stock (Incorporated by reference to
                    Exhibit 4 to the Registrant's Registration Statement No. 333-10729).

   Exhibit 4.2      Designation of the Preferences relating to the Sheridan Preferred Stock.  Filed herewith.

   Exhibit 4.3      Specimen Certificate representing shares of the Registrant's Preferred Stock.  Filed herewith.

   Exhibit 10.1     Amended and Restated Credit Agreement effective as of February 1, 1992 between TGX and the Bank of Montreal and the First Amendment thereto.  (Incorporated by reference to Exhibit 10.1 of TGX's Annual Report on Form 10-K for the year ended December 31,
                    1991, File No. 0-10201).

   Exhibit 10.2     Amended and Restated Security Agreement effective as of February 1, 1992 between
                    TGX and the Bank of Montreal.  (Incorporated by reference to Exhibit 10.2 of TGX's
                    Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-10201).

   Exhibit 10.3     Amended and Restated Security Agreement (Partnerships) effective as of February 1,
                    1992 between TGX and the Bank of Montreal.  (Incorporated by reference to
                    Exhibit 10.3 of TGX's Annual Report on Form 10-K for the year ended December 31,
                    1991, File No. 0-10201).

   Exhibit 10.4     Amendment and Restated Stock Pledge Agreement effective as of February 1, 1992 betwen TGX and the Bank of Montreal.  (Incorporated by reference to Exhibit 10.4 of
                    TGX's Annual Report on Form 10-K for the year ended December 31, 1991, File
                    No. 0-10201).

   Exhibit 10.5     Amended and Restated Pledge of Secured Notes effective as of February 1, 1992 between TGX and the Bank of Montreal.  (Incorporated by reference to Exhibit 10.5 of
                    TGX's Annual Report on Form 10-K for the year ended December 31, 1991, File
                    No. 0-10201).

   Exhibit 10.6     Purchase and Sale Agreement between TGX and Belden and Blake Corporation dated as of December 17, 1993 (Incorporated by reference to Exhibit C of Form 8-K dated
                    January 14, 1994 of TGX File No. 0-10201).

   Exhibit 10.7     Limited Forbearance Agreement between TGX and Bank of Montreal dated as of
                    January 10, 1994 (Incorporated by reference to Exhibit C of Form 8-K of TGX dated
                    January 14, 1994, File No. 0-10201).

   Exhibit 10.8     Second Amended and Restated Credit Agreement between the Company and BMO
                    Financial, Inc. dated as of July 13, 1994 (Incorporated by reference to Exhibit 10.1 of
                    TGX's Form 8-K dated July 13, 1994).

   Exhibit 10.9     Amended and Restated Credit Agreement between the Company and Bank One, Texas,
                    N.A. dated as of July 13, 1994 (Incorporated by reference to Exhibit 10.4 of the
                    Registrant's report on Form 8-K dated July 13, 1994).

   Exhibit 10.10    First Amendment to Second Amended and Restated Credit Agreement dated as of
                    December 31, 1995.  (Incorporated by reference to Exhibit 10.25 of TGX's Form 10-K for the year ended December 31, 1995, File No. 0-10201).

   Exhibit 10.11    Settlement Agreement among TGX, National Fuel Gas Distribution Company, and the
                    New York Public Service Commission dated as of April 12, 1996.  (Incorporated by reference to Exhibit C of TGX's Form 8-K dated April 30, 1996, File No. 0-10201).

   Exhibit 10.12    Third Amendment to Amended and Restated Credit Agreement between Sheridan
                    Corporation and Bank One, Texas, N.A. effective as of October 1, 1996.  (Incorporated by reference to Exhibit 10.27 of Form 10-KSB for the year ended December 31, 1996,
                    File No. 0-10201).

   Exhibit 10.13    Settlement, Release and Confidentiality Agreement between the Company and Larry H.
                    Carpenter dated as of March 31, 1997.  (Incorporated by reference to Exhibit 10.28 of
                    Form 10-KSB for the year ended December 31, 1996, File No. 0-10201).

   Exhibit 10.14    1997 Flexible Incentive Plan (Incorporated by reference to Appendix "F" of the
                    Registration Statement No. 333-10729, and all amendments thereto).

   Exhibit 10.15    Employment Agreement dated June 5, 1997 between the Company and B.A. Berilgen
                    (Incorporated by reference to Exhibit 10.29 of the Company's Form 10-KSB filed
                    August 14, 1997).

   Exhibit 10.16    Acquisition Agreement dated November 13, 1997, between the Company and Pioneer
                    Natural Resources USA, Inc. (Incorporated by reference to Exhibit 10-1 of the
                    Company's Form 8-K filed December 2, 1997).

   Exhibit 10.17    Agreement between the Company and ECT relating to the sale of shares of the
                    Company's Common Stock and Preferred Stock, dated November 28, 1997 (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed December 2, 1997).

   Exhibit 10.18    Grand Gulf Acquisition Agreement dated as of December 31, 1997 (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on January 6, 1998).

   Exhibit 10.19    Shareholder Agreement among the Company, ECT et al., (Incorporated by reference to
                    Exhibit 10.2 of the Company's Form 8-K filed on December 2, 1997).

   Exhibit 18       Letter regarding Change in Accounting Principles.  (Incorporated by reference to
                    Exhibit 18 of Form 10-K for the year ended December 31, 1992, File No. 0-10201).

   Exhibit 24       Power of Attorney - filed herewith - See Signature Page.

   Exhibit 27       Financial Data Schedule - filed herewith.

     (b) Reports on Form 8-K for the quarter ended December 31, 1997:

          (i)  a)   On December 2, 1997, the Company reported on Item 5
                    concerning information on the Pioneer Acquisition;

               b) On December 17, 1997, the Company reported on Item 2 the completion of the Pioneer Acquisition; and

               c)   On February 27, 1998, the Company reported on Form 8-K/A,
                    Item 7, financial statements for the Pioneer Acquisition.

          (ii) On December 31, 1997, the Company reported on Item 5 concerning information relating to the Grand Gulf Acquisition.

                                   SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED, ON MARCH 26, 1998.

                         SHERIDAN ENERGY, INC.
                         (Registrant)


                         By: /s/  B. A. BERILGEN
                             -----------------------------
                              B. A. Berilgen
                              President

     Each person whose signature appears below constitutes and appoints B.A. Berilgen and Michael A. Gerlich, and each of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign on his behalf individually and in each capacity stated below any amendment to this Report on Form 10-KSB under the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     IN ACCORDANCE WITH THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature                           Title               Date
---------                           -----               ----

By:  /s/   B.A. BERILGEN          President and         March 27, 1998
------------------------          Chief Executive
B. A. Berilgen                    Officer


By:  /s/   MICHAEL A. GERLICH     Vice President,       March 27, 1998
-----------------------------     Chief Financial
Michael A. Gerlich                Officer, and Chief
                                  Accounting Officer

By:  /s/   JONATHAN B. CARROLL    Director              March 27, 1998
------------------------------
Jonathan B. Carroll


By:  /s/   W. CRAIG CHILDERS      Director              March 27, 1998
----------------------------
W. Craig Childers


By:  /s/   D. BRADLEY DUNN        Director              March 27, 1998
--------------------------
D. Bradley Dunn


By:  /s/   DAVID H. SCHEIBER      Director              March 27, 1998
----------------------------
David H. Scheiber


By:  /s/   JEFFREY E. SUSSKIND    Director              March 27, 1998
------------------------------
Jeffrey E. Susskind