Form 10QSB
period 1998-03-31
SHERIDAN ENERGY INC
filed 1998-05-15
CIK 1018355

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)


   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

  ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
Commission file number 0-22695

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

                                (713) 651-7899
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X    No
                           -----     -----

     As of May 15, 1998, there were 6,731,331 outstanding shares of Sheridan Energy, Inc. Common Stock, $.01 par value.

                             SHERIDAN ENERGY, INC.
           Report on Form 10-QSB For The Quarter Ended March 31, 1998


                                     Index

                                                                         Page

Part I.  Financial Information                                            2

     Item 1.   Financial Statements (Unaudited)                           2

               Consolidated Balance Sheets -
               March 31, 1998 and December 31, 1997                       3

               Consolidated Statements of Operations -
               Three Month Periods Ended March 31, 1998 and 1997          4

               Consolidated Statements of Cash Flows -
               Three Month Periods Ended March 31, 1998 and 1997          5

               Notes to Consolidated Financial Statements - Unaudited     6

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     11

Part II.   Other Information                                             16

Forward-Looking Statements

     Stockholders are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, statements about the costs of exploring and developing new oil and natural gas reserves, the price for which such reserves can be sold, the Company's attempts to reduce overhead and eliminate non-core assets, environmental concerns affecting the drilling of oil and natural gas wells, pending litigation, and general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included in this Form 10-QSB will prove accurate. Because of the significant uncertainties inherent in the forward-looking statements contained in this Form 10-QSB, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                             SHERIDAN ENERGY, INC.
           Report on Form 10-QSB For the Quarter Ended March 31, 1998

                        Part 1.  Financial Information


 ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

          The accompanying unaudited consolidated financial statements of Sheridan Energy, Inc. and its subsidiary (collectively the "Company") have been prepared in accordance with Rule 310 of Regulation S-B, "Interim Financial Statements," and accordingly do not include all information and notes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. These interim financial statements reflect all adjustments (which were normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the Company's financial position as of March 31, 1998. Results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. It is recommended that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

                      SHERIDAN ENERGY, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                ASSETS                                     MARCH 31,       DECEMBER 31,
                                ------                                       1998             1997
                                                                        --------------   ---------------
                                                                         (Unaudited)
                                                                         (in thousands,except for share
                                                                               and per share data)
Current Assets:
 Cash and cash equivalents                                                   $     --           $   274
Accounts receivable, net of allowance for doubtful accounts of $90              5,463             3,109
Deferred tax asset                                                                165               165
Other current assets                                                              238               244
                                                                             --------           -------
 Total current assets                                                           5,866             3,792
                                                                             --------           -------

Property and equipment:
 Oil and natural gas properties                                                72,153            70,139
Other property and equipment                                                      562               427
Accumulated depletion, depreciation and amortization                          (10,206)           (7,694)
                                                                             --------           -------
 Property and equipment, net                                                   62,509            62,872
                                                                             --------           -------

Investment in natural gas treating plant                                          436               505
Deferred tax asset                                                                765               765
Other assets                                                                      726               765
                                                                             --------           -------
 Total other assets                                                             1,927             2,035
                                                                             --------           -------
TOTAL ASSETS                                                                 $ 70,302           $68,699
                                                                             ========           =======

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
Accounts payable and accrued liabilities                                     $  8,234           $ 4,836
                                                                             --------           -------
 Total current liabilities                                                      8,234             4,836
                                                                             --------           -------

Long term debt                                                                 31,250            31,500
                                                                             --------           -------
  Total liabilities                                                            39,484            36,336
                                                                             --------           -------
Commitments and contingencies (Note 3)
Redeemable Preferred Stock, 1,000,000 shares outstanding;
 redemption value $10,000                                                      10,000            10,000

Stockholders' equity:
 Common Stock, 6,731,331 shares outstanding                                        67                67
Additional paid-in capital                                                     29,005            29,005
Accumulated (deficit)                                                          (8,254)           (6,709)
                                                                             --------           -------
 Total stockholders' equity                                                    20,818            22,363
                                                                             --------           -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 70,302           $68,699
                                                                             ========           =======

See accompanying notes to unaudited consolidated financial statements.

                      SHERIDAN ENERGY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                              --------------------------------------
                                                                     1998                1997
                                                              ------------------   -----------------
                                                                         (in thousands,
                                                              except for share and per share data)
REVENUES:
 Oil and natural gas sales                                              $ 4,452             $ 1,789
Natural gas gathering                                                        56                  57
Gain on property sale                                                       178                  --
                                                                        -------             -------
                                                                          4,686               1,846
                                                                        -------             -------
COST AND EXPENSES:
Operating expense                                                         1,487                 390
Treating and transportation expense                                         192                 147
Depletion, depreciation and amortization                                  2,504                 346
General and administrative expense                                        1,144                 630
Exploration costs                                                            29                  13
                                                                        -------             -------
                                                                          5,356               1,526
                                                                        -------             -------
OPERATING INCOME (LOSS)                                                    (670)                320
Other income (expenses):
 Equity earnings in natural gas treating plant                              156                  90
Interest and other income                                                    --                  76
Interest expense                                                           (674)                (44)
                                                                        -------             -------
                                                                           (518)                122
                                                                        -------             -------
INCOME (LOSS) BEFORE INCOME TAXES                                        (1,188)                442
Income tax expense:
Current                                                                      --                  10
                                                                        -------             -------
                                                                             --                  10
                                                                        -------             -------
NET INCOME (LOSS)                                                        (1,188)                432
Preferred stock dividends                                                  (359)             (3,245)
Accretion of TGX Senior Preferred Stock redemption value                     --              (1,753)
                                                                        -------             -------
NET LOSS APPLICABLE TO COMMON STOCK                                     $(1,547)            $(4,566)
                                                                        =======             =======

LOSS PER SHARE - BASIC                                                   $(0.23)             $(1.06)
                                                                        =======             =======

LOSS PER SHARE - DILUTED                                                 $(0.22)             $(1.06)
                                                                        =======             =======

WEIGHTED AVERAGE SHARES:
Basic                                                                     6,731               4,327
                                                                        =======             =======
Diluted                                                                   7,076               4,327
                                                                        =======             =======

See accompanying notes to unaudited consolidated financial statements.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                  (UNAUDITED)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                 ------------------------------
                                                                                      1998            1997
                                                                                 --------------   -------------
                                                                                        (in thousands)
Cash flow from operating activities:
 Net income (loss)                                                                     $(1,188)         $  432
Adjustments to reconcile net income (loss) to cash provided by operating activities:
 Depletion, depreciation and amortization                                                2,504             346
  Amortization of debt transaction costs and stock compensation                             57             (11)
  Distribution in excess of equity earnings                                                 69              10
  Changes in current operating assets and liabilities:
   Increase (decrease) in accounts receivable                                           (2,354)             78
   Decrease (increase) in other current assets                                               6            (198)
   Increase (decrease) in accounts payable and accrued liabilities                       3,039            (403)
                                                                                       -------          ------
  Net cash provided by operating activities                                              2,133             254
                                                                                       -------          ------
Cash flow from investing activities:
 Capital expenditures                                                                   (2,149)           (707)
Decrease in other assets                                                                     9               5
                                                                                       -------          ------
Net cash used in investing activities                                                   (2,140)           (702)
                                                                                       -------          ------

Cash flow from financing activities:
Payments on revolving credit facility and notes payable                                 (3,850)             --
Borrowings under revolving credit facility                                               3,600              --
Debt transaction costs and other                                                           (17)             --
                                                                                       -------          ------
Net cash used in financing activities                                                     (267)             --
                                                                                       -------          ------
Net decrease in cash and cash equivalents                                                 (274)           (448)
Cash and cash equivalents at beginning of period                                           274           1,924
                                                                                       -------          ------
Cash and cash equivalents at end of period                                             $    --          $1,476
                                                                                       =======          ======

See accompanying notes to unaudited consolidated financial statements.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.   BUSINESS AND EQUITY RESTRUCTURING

Business

     Sheridan Energy, Inc. ("Sheridan" or the "Company") is the surviving entity resulting from the merger (the "Merger") effective June 12, 1997 with its former parent company, TGX Corporation ("TGX"). Sheridan is a domestic independent energy company engaged in the production of oil and natural gas. The Company is also engaged in intrastate natural gas gathering and treating.

Equity Restructuring

     Pursuant to the Merger, holders of TGX Senior Preferred Stock received 0.5 shares of Sheridan common stock ("Sheridan Common Stock") for each share of TGX Senior Preferred Stock, resulting in the issuance of approximately 4.3 million shares of Sheridan Common Stock. Other classes of TGX Preferred Stock and TGX Common Stock (collectively "Other TGX Stock") were eliminated pursuant to the Merger. The Merger was accounted for as a reorganization of related parties with carry over basis of assets and liabilities. The Sheridan Common Stock was recorded at the combined carrying value of Other TGX Stock and the initial value ascribed to the TGX Senior Preferred Stock upon their issuance on the date of the Merger. Accordingly, upon cancellation, all recorded TGX preferred stock liabilities, including accretion and unpaid dividends, were credited to accumulated deficit. No gain or loss was recognized upon consummation of the Merger, and all pre-Merger results, including TGX Senior Preferred Stock dividends and accretion charges, were reflected as Sheridan activity. The costs of soliciting proxies and effecting the Merger were charged to expense as incurred. All prior period per share data and amounts have been restated to reflect issuance of Sheridan Common Stock on a retroactive basis.

     The following table reflects pro forma earnings per share for 1997 as if the Merger had been effective as of January 1, 1997 and all TGX Senior Preferred Stock and other classes of TGX Preferred Stock dividend and related accretion charges had been eliminated as of such date:

                                                 BASIC              DILUTED
                                                  1997                1997
                                                 ------              ------
                                           (in thousands, except per share data)
Pro forma net income per share                   $ 0.10              $ 0.10
                                                 ======              ======
Weighted average shares outstanding               4,327               4,327
                                                 ======              ======

2.      LONG TERM DEBT AND NOTES PAYABLE

        As of March 31, 1998 and December 31, 1997 the components of long term debt were as follows:

                                                    MARCH 31,   DECEMBER 31,
                                                      1998          1997
                                                    ---------   ------------
                                                         (in thousands)
Secured bank debt under revolving credit facility     $31,250        $31,500
Less current maturities                                    --             --
                                                      -------        -------
Long term debt                                        $31,250        $31,500
                                                      =======        =======


     In late 1997, in conjunction with the Pioneer Acquisition and Grand Gulf Acquisition, the Bank One credit facility was amended and the maturity was extended to June 30, 2000. The Company may elect to borrow at Bank One's stated rate (8.5% at March 31, 1998) or LIBOR plus 2.5% (8.19% at March 31, 1998). In addition, the Company must
pay a commitment fee of 0.375% per annum on the unused portion of the borrowing base. The facility is secured by substantially all of the Company's oil and gas properties and is repayable through monthly borrowing base reductions of $550,000. The borrowing base is redetermined every six months or at Bank One's discretion. At March 31, 1998, the Company's borrowing base under this facility was approximately $37.8 million.

     Cash paid for interest as of March 31, 1998 and 1997 totaled approximately $635,000 and $40,000, respectively.

3.   COMMITMENTS AND CONTINGENCIES

Litigation

     (a) In July 1992, certain unleased mineral interest owners commenced a legal action in the 19th Judicial District for East Baton Rouge, Parish, Louisiana against Sheridan's predecessor, TGX, as operator of three wells. The petition alleges that the unleased owners are entitled to a refund of revenues paid to TGX and other working interest owners, since first production, which are attributable to the unleased owners' proportionate unit interest which are utilized to offset the plaintiffs' proportionate share of cost associated with drilling the wells. The Louisiana District Court has entered a judgment against the Company for an amount to be determined at a later time which the Company has appealed. Sheridan also argued that any claim which arose prior to the date of the entry of the order confirming the Reorganization Plan has been discharged through bankruptcy. The Company filed a lawsuit in the U.S. Bankruptcy Court for the Western District of Louisiana ("Bankruptcy Court") claiming such a defense. However, the Bankruptcy Court rejected that defense and the Company's appeal of such ruling was also denied. The Company plans to continue to vigorously defend against these actions but is unable to predict the final outcome.

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

     (c) In December 1996, Tomcat Exploration, Inc. and others brought suit against Sheridan's predecessor, TGX, in the 215th District Court of Harris County, Texas alleging that TGX's operation of the Sinclair No. 1 Well in Louisiana was negligent and, as a result, caused damage and loss to the plaintiffs. The suit alleges, among other things, that TGX negligently ceased to properly treat the corrosive environments around the tubing in the well, resulting in the well ceasing production and causing plaintiffs' loss. Sheridan has responded by claiming, among other things, that its activities did not cause the loss, that even if there were any such loss, plaintiffs were aware of the state of the well prior to their acquisition of their interest in the well, and plaintiffs' work over operation on the well, after their acquisition of their interest, caused the well to cease production. The Company filed a lawsuit in Bankruptcy Court claiming that the plaintiff's improperly were pursuing a pre-petition claim against the Company regarding this matter. The Bankruptcy Court ruled that the plaintiffs' were barred from pursuing any damages that may have occurred pre-petition. The Bankruptcy Court ruling does allow the plaintiffs to pursue any post-bankruptcy claims, if any. Extensive pre-trial production and depositions have been taken, and a trial is scheduled to commence during 1998 regarding post-petition damages, if any, claimed by the plaintiffs.

     As a result of management's assessment of the likelihood of losses from the various litigation matters against the Company, based on advice of legal counsel and review of the facts, circumstances, and developments surrounding the various litigation matters, the Company recorded a provision of $1.0 million in the fourth quarter of 1997, representing its estimate of losses and/or related costs and expenses associated with such litigation matters.

     From time to time, in the normal course of business, the Company is a party to other litigation matters. The outcome of the foregoing matters, to the extent not otherwise provided for, should not, in the opinion of management, have a material adverse effect on the Company's financial position.

4.      ACCOUNTS RECEIVABLE

     As of March 31, 1998 and December 31, 1997, the primary components of accounts receivable were:

                                                                   MARCH 31,    DECEMBER 31,
                                                                      1998          1997
                                                                   ----------   -------------
                                                                         (in thousands)
Accrued oil and gas sales                                             $3,603          $1,783
Receivables for pre-closing activity for purchased properties            400             923
Joint interest billing and other                                       1,550             493
Allowance for doubtful accounts                                          (90)            (90)
                                                                      ------          ------
                                                                      $5,463          $3,109
                                                                      ======          ======

5.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        As of March 31, 1998 and December 31, 1997, the primary components of accounts payable and accrued liabilities were:


                                                    MARCH 31,   DECEMBER 31,
                                                      1998          1997
                                                    ---------   ------------
                                                         (in thousands)
Accounts payable                                       $2,180         $  953
Undistributed net oil and natural gas revenues          2,565          1,457
Provision for litigation expenses                       1,100          1,100
Accrued operating and tax expenses                      1,550            638
Accrued professional fees                                 269            350
Miscellaneous accruals                                    570            338
                                                       ------         ------
                                                       $8,234         $4,836
                                                       ======         ======

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion is intended to assist in an understanding of the Company's financial position and results of operations and those presently known events, trends or uncertainties that are reasonably likely to have a material impact on the Company's future results of operations and conditions or that are reasonably likely to cause the historical financial statements not to be necessarily indicative of future operating results or condition. It should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein and the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

     Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, statements about the cost of exploring and developing new oil and natural gas reserves, the price for which such reserves can be sold, the Company's attempts to reduce overhead and eliminate non-core assets, environmental concerns affecting the drilling of oil and natural gas wells, the attempts to acquire producing and non-producing oil and gas properties, the ability of the Company to make projected capital expenditures and to achieve projected quarterly results, and general market conditions, competition and pricing.

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

RESULTS OF OPERATIONS

General

     Sheridan Energy, Inc. is the surviving entity resulting from the Merger with its former parent company, TGX Corporation, effective June 12, 1997. Pursuant to the Merger, all persons owning TGX Senior Preferred Stock had their preferred shares exchanged for Sheridan Common Stock on the basis of 0.5 shares of Sheridan Common Stock for each share of TGX Preferred Stock owned. At the same time, holders of all other classes of equity securities of TGX had their securities eliminated.

     The following events affect the comparative results of operations and financial condition for the three month periods ended March 31, 1998 and 1997 and may impact future operations and financial conditions.

     1997 Acquisitions. In 1997, the Company purchased $52.5 million of producing and non-producing oil and gas properties with effective dates at various times during the year, including two significant transactions, which closed in December 1997. In one transaction, effective November 1, 1997 but closed December 15, 1997, the Company purchased, for cash, $46.7 million of oil and gas producing and non-producing properties from Pioneer Natural Resources USA, Inc. (the "Pioneer Acquisition"). In a second transaction, effective September 1, 1997 but closed December 31, 1997, the Company acquired $4.1 million of oil and gas producing and non-producing properties from Grand Gulf Production, L.L.C. and JEDI Hydrocarbon Investments I Limited Partnership through the issuance of 850,000 shares of Sheridan Common Stock and warrants to purchase an additional 150,000 shares of Sheridan Common Stock (the "Grand Gulf Acquisition").

     1997 Sale of Sheridan Common Stock and Sheridan Preferred Stock. In connection with the Pioneer Acquisition, the Company issued 1.6 million shares of Sheridan Common Stock for $10.0 million ($9.2 million net of expenses) and
1.0 million shares of Sheridan Preferred Stock for $10.0 million ($9.6 million net of expenses) to Enron

Capital & Trade Resources Corp. ("ECT"). The Company also issued 850,000 shares of Sheridan Common Stock and warrants to purchase an additional 150,000 shares of Sheridan Common Stock at $5.50 per share as part of the Grand Gulf Acquisition.

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

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                     -------------------------------
                                                                       1998        1997      Change
                                                                     ---------   ---------   -------
Production:
 Oil and condensate (Bbl)                                              55,608      17,680       215%
 Natural gas (MMcf)                                                     1,686         488       246%
 Total production (MMcfe)                                               2,020         594       240%
     Natural gas production as a percentage of total production            83%         82%        1%

Oil, condensate and natural gas sales (in thousands, except
 percentages):
 Oil and condensate sales                                             $   750     $   385        95%
 Natural gas sales                                                    $ 3,702     $ 1,404       164%
 Total oil, condensate and natural gas sales                          $ 4,452     $ 1,789       149%
Natural gas revenues as a percentage of oil and gas revenues               83%         78%        6%

Average realized price:
 Oil and condensate (per Bbl)                                         $ 13.49     $ 21.78      (38)%
 Natural gas (per Mcf)                                                $  2.20     $  2.88      (24)%

Average cost (per Mcfe):
 Operating expenses (excludes production taxes)                       $  0.59     $  0.52        13%
 Depreciation, depletion and amortization (excludes                   $  1.09     $  0.58        88%
 impairment)
 General and administrative expense                                   $  0.57     $  1.06      (46)%

Three Months Ended March 31, 1998 ("1998") Compared to Three Months Ended March 31, 1997 ("1997")

Production

     Natural gas sales volumes for 1998 were 1,686 MMcf, up 246% from sales reported in 1997 of 488 MMcf. Oil volumes for 1998 were 55,608 barrels, up 215% over 1997 volumes of 17,680 barrels. The natural gas and oil sales volume increases for 1998 reflect the full period impact of the late 1997 Pioneer and Grand Gulf Acquisitions and the successful results of the Company's 1998 drilling and workover activity.

Revenues

     Revenues from the sale of oil, condensate and natural gas for 1998 were approximately $4.5 million, an increase of $2.7 million, or 149%, over 1997 revenues of approximately $1.8 million. Of this increase, sales volume increases contributed $4.3 million of additional revenues which was offset by significant product price declines. The average oil price per barrel for 1998 was $13.49, a decrease of $8.29 per barrel, or 38%, as compared to the 1997 price of $21.78. The average realized price per Mcf of natural gas for 1998, after product price hedging, was $2.20, a decrease of $0.68 per Mcf, or 24%, from $2.88 in 1997. The declines in product prices reduced current quarter revenues by approximately $1.6 million. Natural gas product price hedging during the first quarter of 1998 decreased the average realized price per Mcf by $0.05, or natural gas revenues by $100,000.

     For 1998, the Company recorded gains on property sales of $178,000 primarily related to undeveloped acreage.

Costs and Expenses

     Operating expense. For 1998, total operating expense, which includes through wellhead production costs (lifting costs), severance taxes and workover costs, increased approximately $1.1 million, or 281%, to approximately $1.5 million, as compared to approximately $390,000 for 1997. This increase was primarily the result of higher production volumes and taxes. Production taxes for 1998 and 1997 totaled $290,000 and $81,000, respectively. Operating expense, excluding production taxes, per Mcfe increased 13%, from $0.52 in 1997 to $0.59 in 1998 due primarily to anticipated clean-up and production enhancement costs related to the acquisition properties. Workover costs, which are typically included as part of operating expense, for 1998 and 1997 totaled $119,000 and $60,000, respectively, and primarily represent discretionary remedial well activities that are implemented to enhance or increase production from existing producing zones.

     Treating and transportation expense. Treating and transportation expense in 1998 increased to $192,000, as compared to $147,000 in 1997. These costs represent post wellhead expenses incurred primarily to treat the Company's Comite Field gas to comply with pipeline specifications or to transport the gas to market.

     Depletion, depreciation, and amortization. Depletion, depreciation, and amortization ("DD&A") expense for 1998 was approximately $2.5 million, an increase of approximately $2.2 million from the $346,000 reported for 1997. This increase primarily was due to a 240% increase in equivalent volumes produced and a 88% increase in the DD&A rate. DD&A per Mcfe for 1998, excluding the impairment provision, was $1.09, as compared to $0.58 for 1997. The increase in the per Mcfe rate reflects the production and cost characteristics of recent acquisitions. Also included in 1998 DD&A is a provision for impairment loss on oil and gas properties of $300,000. This impairment provision is due to mechanical problems on a well in Louisiana. The cost anticipated to be incurred to repair the well exceeds anticipated future recoverable reserves fair value, and thus, the Company expensed the remaining unamortized cost. Salvage value is estimated to approximate abandonment cost.

     General and administrative expense. General and administrative expense in 1998 was approximately $1.1 million, an increase of $514,000 from $630,000 in 1997. This increase was primarily attributable to 1998 staff additions as a result of the 1997 Pioneer and Grand Gulf Acquisitions and increases in legal and other professional fees. General and administrative expenses for 1997 included one-time net termination expenses of $186,000 related to the former president and another officer's resignation. Legal expenses for 1998 increased $195,000 due primarily to the activity related to the Tomcat Exploration, Inc. litigation matter (see Note 3 of the Notes to Consolidated Financial Statements-Unaudited). Legal costs are anticipated to continue to run at increased levels from 1997, as this litigation matter and the unleased mineral owners lawsuit proceed to trial. Recurring professional fees and accruals related to reservoir engineering, accounting fees and consultants increased $157,000 due to the 1997 increase in properties and related activity. General and administrative expenses for 1997 also include $45,000 of one-time costs and fees related to the Merger.

Other Income (Expenses)

     Equity earnings in the Company's natural gas treating plant (the "Comite Plant") increased by 56% to a combined total of $156,000 in 1998, compared to $90,000 in 1997. This increase was primarily attributable to lower plant operating expenses and the full quarter impact of two wells added to the Comite Plant as the result of adjacent field development.

     Interest and other income. Interest and other income for 1997 is comprised primarily of the sale of an option to purchase a pipeline for $50,000 and interest income.

     Interest expense. Interest expense for 1998 increased to $674,000 from $44,000 in 1997, primarily due to an increase in long term debt resulting from the 1997 acquisitions. Included in 1998 and 1997 interest expense is approximately $39,000 and $4,000, respectively, of amortization of credit facility establishment costs which are being amortized over the remaining term of the facility.

Preferred Dividends and Accretion of Preferred Stock

     Pursuant to the terms of the Reorganization Plan, dividends accrued on the TGX Senior Preferred Stock at 10%, compounded annually, and on the TGX Old Preferred at 9% payable through the issuance of additional TGX Old Preferred shares. The accretion of the TGX Senior Preferred Stock redemption value, also a non-cash item, was calculated based on the interest method. Effective with the Merger, all dividends and accretion obligations were eliminated; however, all pre-Merger Effective Date dividend and accretion charges continue to be reflected in the historical results of 1997. Pursuant to the Merger each share of TGX Senior Preferred Stock was exchanged for 0.5 shares of Sheridan Common Stock, and the TGX Old Preferred was canceled.

     The 1998 preferred stock dividend expense is the result of the $10.0 million of Sheridan Preferred Stock issued in conjunction with the Pioneer Acquisition. The Sheridan Preferred Stock provides for cash dividends in an amount equal to $0.60 per share payable semi-annually in June and December (a 12% annual rate) or, at the discretion of the Company, dividends may be paid by issuing additionally fully paid shares of Sheridan Preferred Stock in an amount equal to 0.0675 additional shares (a 13.5% annual rate) for each share of Sheridan Preferred Stock then issued and outstanding. The preferred stock dividend expense is based on the 13.5% rate and includes $18,000 of amortization expense related to Sheridan Preferred Stock fees which are being amortized over the five year redemption period.

FINANCIAL CONDITION

     At March 31, 1998, the Company had a working capital deficit of approximately $2.4 million which includes a provision for litigation expense of $1.0 million. The increase in working capital deficit from December 31, 1997 of approximately $1.3 million is due to an increase in undistributed revenues and operating and capital accruals related to the acquisition properties.

     In late 1997, in conjunction with the Pioneer and Grand Gulf Acquisitions, the Bank One credit facility borrowing base was increased to $40.0 million, and the maturity extended to June 30, 2000. Under the current facility, the Company may elect to borrow at Bank One's stated rate or LIBOR plus 2.5%. The Bank One facility is secured by substantially all of the Company's oil and gas properties and is repayable through monthly borrowing base reductions of $550,000. The borrowing base is redetermined every six months or at Bank One's discretion with the next redetermination due May 1998. At March 31, 1998, the Company's borrowing base under this facility was approximately $37.8 million, and the Company had approximately $31.3 million outstanding. Due to the excess of borrowing base over current borrowings, no current maturities for debt were reflected at March 31, 1998.

     The Bank One credit facility requires the maintenance of certain financial ratios including ratios relating to working capital, as adjusted pursuant to the credit facility, tangible net worth and an annual limitation on general and administrative expense of 14% of revenues. In addition, the payment of dividends on Sheridan Common Stock and Sheridan Preferred Stock is restricted except that cash dividends may be paid on the Sheridan Preferred Stock if the Company has a cash flow to debt service of at least 1.2 to 1. At March 31, 1998, the Company did not meet the covenant regarding limitation on general and administrative expense of revenues but received a waiver from Bank One regarding such covenant. At current product prices, the Company anticipates that it will not comply with the general and administrative covenant until late 1998 as production is anticipated to increase as a result of recompletion and drilling activity.

     The Company has certain dividend and redemption obligations related to the Sheridan Preferred Stock. For financial reporting purposes, the Sheridan Preferred Stock has both debt and equity characteristics and, accordingly, is not classified as a component of stockholders' equity. At March 31, 1998, the Sheridan Preferred Stock redemption value was $10.0 million plus accrued dividends of approximately $394,000. The Company has no redemption obligation on the Sheridan Preferred Stock until December 15, 2002, at which point all of the Sheridan Preferred Stock then outstanding, plus any accrued dividends, must be redeemed.

LIQUIDITY AND CAPITAL RESOURCES

     For 1998, cash provided by operating activities was approximately $2.1 million, including approximately $225,000 of proceeds received from the Company's 35% equity investment in the Comite Plant.

     In connection with the Pioneer Acquisition and the ECT Agreement, the Company entered into swap agreements to reduce its exposure to price fluctuations on a portion of its natural gas and oil sales in 1998 and to achieve a more predictable cash flow. In 1997, the Company entered into swap agreements representing approximately 45% of 1998 natural gas production, as estimated by independent petroleum engineers, at a weighted average sales price per Mcf of approximately $2.19. In early 1998, the Company entered into swap agreements representing approximately 48% of 1998 oil production, as estimated by independent petroleum engineers, at a weighted average sales price per barrel of approximately $17.89. The fair value of the swap agreements is the amount at which they could be settled at March 31, 1998, based on the difference between the price specified in the swap agreement and the NYMEX futures contract prices existing at such date. If the Company had elected to terminate its natural gas and oil swap agreements as of March 31, 1998, the Company would have been required to pay approximately $1.2 million. This opportunity loss would be substantially offset in the cash market when the hedged production is delivered. In conjunction with the swap agreements, the Company was required to issue a letter of credit of $1.0 million to ECT through which all swap agreements are
maintained.   The issuance of this letter of credit does not reduce the
Company's availability under the Bank One credit facility. In April 1998, the Company hedged an additional 100,000 Mcf per month for May, June and July 1998 at an average price of approximately $2.65 per Mcf.

     At March 31, 1998, the Bank One credit facility had a borrowing base of $37.8 million with approximately $31.3 million of borrowings outstanding. The Company had letter of credit commitments, excluding the ECT letter of credit,totaling $104,000 outstanding under the credit facility, resulting in a quarter end facility availability of $6.4 million. The borrowing base is reduced monthly by $550,000, and the next borrowing base redetermination is scheduled for May 1998. All amounts are due June 30, 2000. Considering the Company's working capital position, expected operating results and availability under the credit facility, capital resources are deemed sufficient for current operating activities. The Company, however, will be required to seek additional financing sources to effect any sizeable acquisition or expand its capital exploration program.

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

     Pursuant to the terms of various agreements, the Company, as a working interest owner, is responsible for marketing its share of natural gas production from certain properties. If the Company is unable or unwilling to market its share of natural gas production from a property, its under-produced status is subject to balancing with other working interest owners who have sold more than their proportionate share of natural gas production. On an aggregate net basis for certain natural gas properties, it appears that the Company is in an under-produced status of approximately 656 MMcf as of March 31, 1998 and is currently recouping or attempting to settle its net under-produced status. Any balancing recoupments or settlements, which will typically be over an extended period of time, are not anticipated to be material to future operating results.

     The Company anticipates that continued development drilling and work overs will maintain or increase current production volumes. The current projected cash flows from existing properties and borrowings available under the Company's current line of credit are considered adequate to fund current operating activities. In addition, the Company is continually evaluating opportunities for acquisition of producing properties and currently intends to pursue future production volume and reserve base growth through acquisitions. Any sizeable acquisitions will have to be financed through a combination of bank borrowings, mezzanine financing, production payments and additional equity issuance.

Effective implementation of the Company's development and acquisition plans is expected to meet the Company's long-term operation and liquidity requirements.

Inflation and Changes in Prices

     The Company's revenues have been and will continue to be affected by changes in oil and natural gas prices, which have been unstable. Although the futures markets provide some indication of crude oil and natural gas prices for the subsequent 12 to 18 months, prices in the future markets are subject to substantial changes in relatively short periods of time. For management purposes, the Company assumes that oil and natural gas prices will continue to fluctuate and that operating costs and expenses will escalate at or above the current inflation per annum rate. The principal effects of inflation on the Company relate to the costs required to drill, complete and operate oil and natural gas properties. Drilling costs, which had been on a general downward trend since the early 1980s, have recently been increasing primarily due to an industry-wide increase in drilling activity. This increase in drilling costs is not anticipated to significantly impact the Company's current operations due to its limited drilling activity and onshore operations.

Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS

     Except as set forth in Note 3 of the Notes to Consolidated Financial Statements Unaudited included in Part I hereof, since the filing date of the Annual Report on Form 10-KSB, there have been no substantial developments related to the legal proceedings described therein.

ITEM 2.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits:

     Exhibit 27 - Financial Data Schedule

     b.  Reports on Form 8-K:

     None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SHERIDAN ENERGY, INC.
                                       (Registrant)



Date:  May 15, 1998               By:   /s/  Michael A. Gerlich
                                      -------------------------
                                      Michael A. Gerlich
                                      Vice President and Chief Financial Officer