Form 10QSB
period 1998-06-30
SHERIDAN ENERGY INC
filed 1998-08-14
CIK 1018355

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------
Commission file number 0-22695

                             SHERIDAN ENERGY, INC.
            (Exact name of registrant as specified in its charter)


             Delaware                                      76-0507664
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)
       1000 Louisiana, Suite 800
            Houston, Texas                                    77002
  (Address of principal executive offices)                  (Zip Code)


                                (713) 651-7899
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               ----      ----

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X    No
                           ----      ----

     As of August 14, 1998, there were 6,731,331 outstanding shares of Sheridan Energy, Inc. Common Stock, $.01 par value.

                             SHERIDAN ENERGY, INC.
           Report on Form 10-QSB For The Quarter Ended June 30, 1998


                                     Index


                                                                           Page



Part I.   Financial Information.............................................. 3

          Item 1. Financial Statements (Unaudited)........................... 3

                  Consolidated Balance Sheets -
                  June 30, 1998 and December 31, 1997........................ 4

                  Consolidated Statements of Operations -
                  Three and Six Month Periods Ended June 30, 1998 and 1997... 5

                  Consolidated Statements of Cash Flows -
                  Six Month Periods Ended June 30, 1998 and 1997............. 6

                  Notes to Consolidated Financial Statements - Unaudited..... 7

          Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................10

Part II.  Other Information..................................................18

Forward-Looking Statements

     Stockholders are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, statements about the costs of exploring and developing new oil and natural gas reserves, the price for which such reserves can be sold, the Company's attempts to reduce overhead and eliminate non-core assets, environmental concerns affecting the drilling of oil and natural gas wells, pending litigation, compliance with all Year 2000 issues, and general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included in this Form 10-QSB will prove accurate. Because of the significant uncertainties inherent in the forward-looking statements contained in this Form 10-QSB, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                             SHERIDAN ENERGY, INC.
           Report on Form 10-QSB For the Quarter Ended June 30, 1998

                        Part I.  Financial Information

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

     The accompanying unaudited consolidated financial statements of Sheridan Energy, Inc. and its subsidiary (collectively the "Company") have been prepared in accordance with Rule 310 of Regulation S-B, "Interim Financial Statements," and accordingly do not include all information and notes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. These interim financial statements reflect all adjustments (which were normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the Company's financial position as of June 30, 1998. Results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. It is recommended that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
              (in thousands, except for share and per share data)



                           ASSETS                                    June 30,         December 31,
                                                                       1998               1997
                                                                   -----------        ------------
                                                                   (Unaudited)
Current Assets:
 Cash and cash equivalents.......................................... $      -            $    274
 Accounts receivable, net of allowance for doubtful accounts
  of $90............................................................    4,787               3,109
 Deferred tax asset.................................................      165                 165
 Other current assets...............................................      591                 244
                                                                     --------            --------
  Total current assets..............................................    5,543               3,792
                                                                     --------            --------
Property and equipment:
 Oil and natural gas properties.....................................   78,676              70,139
 Other property and equipment.......................................      603                 427
 Accumulated depletion, depreciation and amortization...............  (12,641)             (7,694)
                                                                     --------            --------
  Property and equipment, net.......................................   66,638              62,872
                                                                     --------            --------

Investment in natural gas treating plant............................      392                 505
Deferred tax asset..................................................      765                 765
Other assets........................................................      674                 765
                                                                     --------            --------
 Total other assets.................................................    1,831               2,035
                                                                     --------            --------
TOTAL ASSETS........................................................ $ 74,012            $ 68,699
                                                                     ========            ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities........................... $  8,703            $  4,836
 Current maturities of long term debt...............................    3,025                   -
                                                                     --------            --------
  Total current liabilities.........................................   11,728               4,836
Long term debt......................................................   32,850              31,500
                                                                     --------            --------
  Total liabilities.................................................   44,578              36,336
                                                                     --------            --------
Commitments and contingencies (Note 3)
Redeemable Preferred Stock, 1,000,000 shares outstanding;
 redemption value $10,000...........................................   10,000              10,000

Stockholders' equity:
 Common Stock, 6,731,331 shares outstanding.........................       67                  67
 Additional paid-in capital.........................................   29,005              29,005
 Accumulated deficit................................................   (9,638)             (6,709)
                                                                     --------            --------
  Total stockholders' equity........................................   19,434              22,363
                                                                     --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................... $ 74,012            $ 68,699
                                                                     ========            ========

    See accompanying notes to unaudited consolidated financial statements.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (in thousands, except for per share data)

                                                                        THREE MONTHS                          SIX MONTHS
                                                                       --------------                       --------------
                                                                       ENDED JUNE 30,                       ENDED JUNE 30,
                                                                       --------------                       --------------
                                                                  1998              1997               1998               1997
                                                                --------          --------           --------           --------
REVENUES:
 Oil and natural gas sales..................................... $  4,612          $  1,409           $  9,064           $  3,198
 Natural gas gathering.........................................       63                51                119                108
 Gain on property sale.........................................        8                46                186                 46
                                                                --------          --------           --------           --------
                                                                   4,683             1,506              9,369              3,352
                                                                --------          --------           --------           --------
COST AND EXPENSES:
 Operating expense.............................................    1,489               408              2,976                798
 Treating and transportation expense...........................      221               134                413                281
 Depletion, depreciation and amortization......................    2,427               445              4,931                791
 General and administrative expense............................    1,003               399              2,147              1,029
 Exploration costs.............................................        1                --                 30                 13
                                                                --------          --------           --------           --------
                                                                   5,141             1,386             10,497              2,912
                                                                --------          --------           --------           --------
OPERATING INCOME (LOSS)........................................     (458)              120             (1,128)               440
                                                                --------          --------           --------           --------
Other income (expenses):
 Equity earnings in natural gas treating plant.................      157               112                313                202
 Interest and other income.....................................        -                49                  -                125
 Interest expense..............................................     (807)              (30)            (1,481)               (74)
                                                                --------          --------           --------           --------
                                                                    (650)              131             (1,168)               253
                                                                --------          --------           --------           --------
INCOME (LOSS) BEFORE INCOME TAX................................   (1,108)              251             (2,296)               693
                                                                --------          --------           --------           --------
Income tax expense:
 Current.......................................................        -                                    -                 10
 Deferred......................................................        -               250                  -                250
                                                                --------          --------           --------           --------
                                                                       -               251                  -                260
                                                                --------          --------           --------           --------
NET INCOME (LOSS)..............................................   (1,108)                1             (2,296)               433
Preferred stock dividends......................................     (274)           (2,596)              (633)            (5,841)
Accretion of TGX Senior Preferred Stock redemption value.......        -            (1,452)                 -             (3,205)
                                                                --------          --------           --------           --------
NET LOSS APPLICABLE TO COMMON STOCK............................ $  1,382          $ (4,047)          $ (2,929)          $ (8,613)
                                                                ========          ========           ========           ========

LOSS PER SHARE - BASIC......................................... $  (0.21)         $  (0.94)          $  (0.44)          $  (2.01)
                                                                ========          ========           ========           ========

LOSS PER SHARE - DILUTED....................................... $  (0.20)         $  (0.94)          $  (0.43)          $  (2.01)
                                                                ========          ========           ========           ========
WEIGHTED AVERAGE SHARES:
Basic..........................................................    6,731             4,281              6,731              4,304
                                                                ========          ========           ========           ========
Diluted........................................................    6,865             4,281              6,861              4,304
                                                                ========          ========           ========           ========

    See accompanying notes to unaudited consolidated financial statements.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                (in thousands)

                                                                                     Six Months Ended June 30,
                                                                                     -------------------------
                                                                                       1998             1997
                                                                                     --------         --------
Cash flow from operating activities:
  Net income (loss)................................................................ $ (2,296)        $    433
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
    Depletion, depreciation and amortization.......................................    4,931              791
    Amortization of debt transaction costs and stock compensation..................      114               (6)
    Distribution in excess of equity earnings......................................      113               64
    Gain on property sales.........................................................     (186)              46
    Changes in current operating assets and liabilities:
      Increase in accounts receivable..............................................   (1,677)             (23)
      Decrease in deferred tax asset...............................................        -              340
      Increase in other current assets.............................................     (347)            (200)
      Increase (decrease) in accounts payable and accrued liabilities..............    3,233              528
    Deferred tax asset.............................................................        -              (90)
                                                                                    --------         --------
    Net cash provided by operating activities......................................    3,885            1,791
                                                                                    --------         --------
Cash flow from investing activities:
  Capital expenditures.............................................................   (8,713)          (3,288)
  Proceeds from disposal of other assets...........................................      186               46
  Decrease in other assets.........................................................       16                9
                                                                                    --------         --------
  Net cash used in investing activities............................................   (8,511)          (3,233)
                                                                                    --------         --------
Cash flow from financing activities:
  Payments on revolving credit facility and notes payable..........................   (8,000)          (1,850)
  Borrowings under revolving credit facility.......................................   12,375            1,962
  Debt transaction costs and other.................................................      (23)             (19)
                                                                                    --------         --------
  Net cash provided by financing activities........................................    4,352               93
                                                                                    --------         --------
Net decrease in cash and cash equivalents..........................................     (274)          (1,349)
Cash and cash equivalents at beginning of period...................................      274            1,924
                                                                                    --------         --------
Cash and cash equivalents at end of period......................................... $      -         $    575
                                                                                    ========         ========

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

Equity Restructuring

     Pursuant to the Merger, holders of TGX Senior Preferred Stock received
0.5 shares of Sheridan common stock ("Sheridan Common Stock") for each share of TGX Senior Preferred Stock, resulting in the issuance of approximately
4.3 million shares of Sheridan Common Stock. Other classes of TGX Preferred Stock and TGX Common Stock (collectively "Other TGX Stock") were eliminated pursuant to the Merger. The Merger was accounted for as a reorganization of related parties with carry-over basis of assets and liabilities. The Sheridan Common Stock was recorded at the combined carrying value of Other TGX Stock and the initial value ascribed to the TGX Senior Preferred Stock upon their issuance on the date of the Merger. Accordingly, upon cancellation, all recorded TGX Preferred Stock liabilities, including accretion and unpaid dividends, were credited to accumulated deficit. No gain or loss was recognized upon consummation of the Merger, and all pre-Merger results, including TGX Senior Preferred Stock dividends and accretion charges, were reflected as Sheridan activity. The costs of soliciting proxies and effecting the Merger were charged to expense as incurred. All prior period per share data and amounts has been restated to reflect issuance of Sheridan Common Stock on a retroactive basis.

     The following table reflects pro forma earnings per share for 1997 as if the Merger had been effective as of January 1, 1997 and all TGX Senior Preferred Stock and other classes of TGX Preferred Stock dividend and related accretion charges had been eliminated as of such date:

                                                          BASIC                    Diluted
                                                          1997                      1997
                                                          ----                      ----
                                                      (in thousands, except per share data)
Pro forma net income per share....................... $   0.10                    $   0.10
                                                      ========                    ========
Weighted average shares outstanding..................    4,304                       4,304
                                                      ========                    ========

2.   LONG TERM DEBT AND NOTES PAYABLE

     As of June 30, 1998 and December 31, 1997 the components of long term debt were as follows:

                                                                      JUNE 30,                December 31,
                                                                        1998                     1997
                                                                        ----                     ----
                                                                               (in thousands)
     Secured bank debt under revolving credit facility.............. $ 35,875                 $ 31,500
     Less current maturities........................................   (3,025)                      --
                                                                     --------                 --------
     Long term debt................................................. $ 32,850                 $ 31,500
                                                                     ========                 ========

     In late 1997, in conjunction with the Pioneer Acquisition, as defined below and Grand Gulf Acquisition, as defined below, the Bank One credit facility was amended and the maturity was extended to June 30, 2000. The Company may elect to borrow at Bank One's stated rate (8.5% at June 30, 1998) or LIBOR plus 2.5% (8.16% at June

30,1998). In addition, the Company must pay a commitment fee of 0.375% per annum on the unused portion of the borrowing base. The facility is secured by substantially all of the Company's oil and gas properties and is repayable through monthly borrowing base reductions of $550,000. The borrowing base is redetermined every six months or at Bank One's discretion or at Company request. At June 30, 1998, the Company's borrowing base under this facility was approximately $39.5 million. Based on the current borrowing base reduction rate of $550,000, approximately $3.0 million of debt was reflected as current maturities. (See Note 6 of Notes of Consolidated Financial Statements - Unaudited.)

     Cash paid for interest as of June 30, 1998 and 1997 totaled approximately $1.2 million and $64,000, respectively.

3.   COMMITMENTS AND CONTINGENCIES

Litigation

     (a) In July 1992, certain unleased mineral interest owners commenced a legal action in the 19th Judicial District for East Baton Rouge, Parish, Louisiana against Sheridan's predecessor, TGX, as operator of three wells. The petition alleges that the unleased owners are entitled to a refund of revenues paid to TGX and other working interest owners, since first production, which are attributable to the unleased owners' proportionate unit interest which are utilized to offset the plaintiffs' proportionate share of cost associated with drilling the wells. The Louisiana District Court has entered a judgment against the Company for an amount to be determined at a later time which the Company has appealed. Sheridan also argued that any claim which arose prior to the date of the entry of the order confirming the Reorganization Plan has been discharged through bankruptcy. The Company filed a lawsuit in the U.S. Bankruptcy Court for the Western District of Louisiana ("Bankruptcy Court") claiming such a defense. However, the Bankruptcy Court rejected that defense and the Company's appeal of such ruling was also denied. The unleased mineral owners have filed a summary judgement partial claim of $2.4 million, plus interest and court costs. A hearing on this matter is scheduled for August 24, 1998. The Company plans to continue to vigorously defend against these actions but is unable to predict the final outcome.

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

     (c) In December 1996, Tomcat Exploration, Inc. and others brought suit against Sheridan's predecessor, TGX, in the 215th District Court of Harris County, Texas alleging that TGX's operation of the Sinclair No. 1 Well in Louisiana was negligent and, as a result, caused damage and loss to the plaintiffs. The suit alleges, among other things, that TGX negligently ceased to properly treat the corrosive environments around the tubing in the well, resulting in the well ceasing production and causing plaintiffs' loss. Sheridan has responded by claiming, among other things, that its activities did not cause the loss, that even if there were any such loss, plaintiffs were aware of the state of the well prior to their acquisition of their interest in the well, and plaintiffs' workover operation on the well, after their acquisition of their interest, caused the well to cease production. The Company filed a lawsuit in Bankruptcy Court claiming that the plaintiff's improperly were pursuing a pre-petition claim against the Company regarding this matter. The Bankruptcy Court ruled that the plaintiffs' were barred from pursuing any damages that may have occurred pre-petition. The Bankruptcy Court ruling does allow the plaintiffs to pursue any post-bankruptcy claims, if any. Extensive pre-trial production and depositions have been taken, and a trial is scheduled to commence in late October 1998.

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


4.   ACCOUNTS RECEIVABLE

     As of June 30, 1998 and December 31, 1997, the primary components of accounts receivable were:

                                                                       JUNE 30,         December 31,
                                                                         1998               1997
                                                                         ----               ----
                                                                             (in thousands)
     Accrued oil and gas sales........................................ $ 3,996            $ 1,783
     Receivables for pre-closing activity for purchased properties....       -                923
     Joint interest billing and other.................................     881                493
     Allowance for doubtful accounts..................................     (90)               (90)
                                                                       -------            -------
                                                                       $ 4,787            $ 3,109
                                                                       =======            =======
5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     As of June 30, 1998 and December 31, 1997, the primary components of accounts payable and accrued liabilities were:

                                                                       JUNE 30,          December 31,
                                                                         1998               1998
                                                                         ----               ----
                                                                             (in thousands)
     Accounts payable................................................  $ 1,700            $   953
     Undistributed net oil and natural gas revenues..................    3,922              1,457
     Provision for litigation expenses...............................    1,100              1,100
     Accrued operating and tax expenses..............................    1,376                638
     Accrued professional fees.......................................      109                350
     Miscellaneous accruals..........................................      496                338
                                                                       -------            -------
                                                                       $ 8,703            $ 4,836
                                                                       =======            =======

6.   SUBSEQUENT EVENT

     On August 6, 1998, the Company completed two separate non-strategic producing property sales for gross proceeds of $11.2 million and a 25% working interest in a 5,300 acre prospect in Zapata County, Texas. The sale proceeds were used to reduce bank debt to a balance of $26.2 million as of August 6, 1998. In conjunction with the property sales, the Bank One borrowing base was reduced to approximately $34.5 million.

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

     Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, statements about the cost of exploring and developing new oil and natural gas reserves, the price for which such reserves can be sold, the Company's attempts to reduce overhead and eliminate non-core assets, environmental concerns affecting the drilling of oil and natural gas wells, the attempts to acquire producing and non-producing oil and gas properties, the ability of the Company to make projected capital expenditures and to achieve projected quarterly results, compliance with all Year 2000 issues, and general market conditions, competition and pricing.

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

RESULTS OF OPERATIONS

General
     Sheridan Energy, Inc. is the surviving entity resulting from the Merger with its former parent company, TGX, effective June 12, 1997. Pursuant to the Merger, all persons owning TGX Senior Preferred Stock had their preferred shares exchanged for Sheridan Common Stock on the basis of 0.5 shares of Sheridan Common Stock for each share of TGX Preferred Stock owned. At the same time, holders of all other classes of equity securities of TGX had their securities eliminated.

     The following events affect the comparative results of operations and financial condition for the three and six month periods ended June 30, 1998 and 1997 and may impact future operations and financial conditions.

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

Three Months Ended June 30, 1998 ("1998") Compared to Three Months Ended June 30, 1997 ("1997")

     Oil and Gas Operations. The following table sets forth certain information with respect to the oil and gas operations of the Company for the respective three month periods. Oil and condensate and natural gas prices are shown on a per barrel and per Mcf basis, respectively. Oil and condensate and natural gas volumes are shown in barrels and million of cubic feet (MMcf), respectively. Total production is shown on an equivalent Mcf basis ("Mcfe"), where one barrel of oil or condensate is equal to six Mcf of natural gas.

                                                                               THREE MONTHS ENDED JUNE 30,
                                                                               ---------------------------
                                                                     1998                 1997                 Change
                                                                   -------             --------              ---------
Production:
 Oil and condensate (Bbl)........................................   49,878               21,100                 136%
 Natural gas (MMcf)..............................................    1,946                  506                 285%
 Total production (Mmcfe)........................................    2,245                  663                 255%
 Natural gas production as a percentage of total production......      87%                  80%                   9%

Oil, condensate and natural gas sales (in thousands, except
percentages):
 Oil and condensate sales........................................  $   713              $   401                  78%
 Natural gas sales (includes product liquids)....................  $ 3,899              $ 1,008                 287%
 Total oil, condensate and natural gas sales.....................  $ 4,612              $ 1,409                 227%
 Natural gas revenues as a percentage of oil and gas revenues....      85%                  72%                  18%

Average realized price:
 Oil and condensate (per Bbl)....................................  $ 14.29              $ 19.01                (25)%
 Natural gas (per Mcf)...........................................  $  2.00              $  1.99                   1%

Average cost (per Mcfe):
 Operating expenses (excludes production taxes)..................  $  0.54              $  0.55                 (2)%
 Depreciation, depletion and amortization exclude Impairment)      $  1.06              $  0.70                  51%
 General and administrative expense..............................  $  0.44              $  0.62                (29)%


Production

     Natural gas sales volumes for the second quarter of 1998 were 1,946 MMcf, up 285% from sales reported for the comparable 1997 period of 506 MMcf. Oil volumes for the current quarter of 1998 were 49,878 barrels, up 136% over comparable 1997 volumes of 21,100 barrels. The natural gas and oil sales volume increases for 1998 reflect the full period impact of the late 1997 Pioneer and Grand Gulf Acquisitions and the successful results of the Company's 1998 drilling and workover activity. Total production for the second quarter of 1998 was up 12% from the first quarter of 1998.

Revenues

     Revenues from the sale of oil, condensate and natural gas for the second quarter of 1998 were approximately $4.6 million, an increase of $3.2 million over 1997 revenues of approximately $1.4 million. Of this increase, sales volume increases contributed $3.4 million of additional revenues which were partially offset by an oil price decline. The average realized oil price per barrel for the second quarter of 1998, after product price hedging, was $14.29, a decrease of $4.72 per barrel, or 25%, as compared to the 1997 second quarter price of $19.01. Oil product price hedging during the second quarter of 1998 increased revenues by $136,000 or $2.73 per barrel. The average quarterly realized price per Mcf of natural gas for 1998, after product price hedging, was $2.00, as compared to $1.99 for 1997. Natural gas product price hedging during the second quarter of 1998 decreased the average realized price per Mcf by $0.03, or natural gas revenues by $58,000. The decline in realized product prices, after product hedging, reduced second quarter revenues by approximately $216,000.

Costs and Expenses

     Operating expense. For the second quarter of 1998, total operating expense, which includes through wellhead production costs (lifting costs), severance taxes and workover costs, increased approximately $1.1 million, or 265%, to approximately $1.5 million, as compared to approximately $408,000 for 1997. This increase was primarily the result of higher production volumes and taxes. Production taxes for the second quarter of 1998 and 1997 totaled $260,000 and $57,000, respectively. Operating expense, excluding production taxes, per Mcfe decreased 2%, from $0.55 in 1997 to $0.54 in 1998 due to the inclusion of one-time operating enhancement costs related to the acquisition of properties and higher workover expenses. Workover costs, which are included as part of operating expense, for the second quarter of 1998 and 1997 totaled $156,000 and $31,000, respectively, and primarily represent discretionary remedial well activities that are implemented to enhance or increase production from existing producing zones.

     Treating and transportation expense. Treating and transportation expense in 1998 increased to $221,000, as compared to $134,000 in 1997. These costs represent post wellhead expenses incurred primarily to treat the Company's Comite Field gas to comply with pipeline specifications or to transport Company gas to market.

     Depletion, depreciation, and amortization. Depletion, depreciation, and amortization ("DD&A") expense for the second quarter of 1998 was approximately $2.4 million, an increase of approximately $2.0 million from the $445,000 reported for the same period in 1997. This increase primarily was due to a 256% increase in equivalent volumes produced and a 53% increase in the DD&A rate. DD&A per Mcfe for the second quarter of 1998 was $1.06, as compared to $0.70 for the same period in 1997. The increase in the per Mcfe rate reflects the production and cost characteristics of recent acquisitions.

     General and administrative expense. General and administrative expense in the second quarter of 1998 was approximately $1.0 million, an increase of $604,000 from $399,000 for the comparative period in 1997. This increase was primarily attributable to 1998 staff additions as a result of the 1997 Pioneer and Grand Gulf Acquisitions and increases in professional fees. General and administrative expenses for the second quarter of 1997 also included $111,000 of one-time costs and fees related to the Merger which was partially offset by the collection of $80,000 of previously allowed for doubtful accounts receivable.

Other Income (Expenses)

     Equity earnings in the Company's natural gas treating plant (the "Comite Plant") increased by 40% to a combined total of $157,000 for the current quarter of 1998, compared to $112,000 for the same period in 1997. This increase was primarily attributable to the impact of two wells added to the Comite Plant as the result of adjacent field development.

     Interest and other income. Interest and other income for 1997 is comprised primarily of interest income.

     Interest expense. Interest expense for the second quarter of 1998 increased to $807,000 from $30,000 in 1997, primarily due to an increase in long term debt resulting from the 1997 acquisitions.

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

     The 1998 preferred stock dividend expense of $274,000 represents annual cash dividend rate of 12% related to the $10.0 million of Sheridan Preferred Stock issued in conjunction with the Pioneer Acquisition. At the discretion of the Company, dividends may be paid by issuing fully paid shares of Sheridan Preferred Stock in an amount equal to 0.0675 additional shares (a 13.5% annual rate) for each share of Sheridan Preferred Stock then issued and outstanding. The Company elected to pay the cash dividend rate on June 15, 1998 of $600,000.

Six Months Ended June 30, 1998 ("1998") Compared to Six Months Ended June 30, 1997 ("1997")

     Oil and Gas Operations. The following table sets forth certain information with respect to the oil and gas operations of the Company for the first six months of 1998 and 1997. Oil and condensate and natural gas prices are shown on a per barrel and per Mcf basis, respectively. Oil and condensate and natural gas volumes are shown in barrels and MMcf, respectively, while total production is shown on a Mcfe basis.

                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                         -------------------------
                                                                               1998                 1997                Change
                                                                             --------             -------               ------
Production:
  Oil and condensate (Bbl)........................................            105,486              38,764                 172%
  Natural gas (MMcf)..............................................              3,632                 994                 266%
  Total production (MMcfe)........................................              4,265               1,227                 247%
  Natural gas production as a percentage of total production......                85%                 81%                   5%

Oil, condensate and natural gas sales (in thousands, except
percentages):
  Oil and condensate sales........................................           $  1,463             $   787                  86%
  Natural gas sales (includes liquids)............................           $  7,601             $ 2,411                 215%
  Total oil, condensate and natural gas sales.....................           $  9,064             $ 3,198                 183%
  Natural gas revenues as a percentage of oil and gas revenues....                84%                 75%                  12%

Average realized price:
  Oil and condensate (per Bbl)....................................           $  13.87             $ 20.30                (32%)
  Natural gas (per Mcf)...........................................           $   2.09             $  2.43                (14%)

Average cost (per Mcfe):
  Operating expenses (excludes production taxes)..................           $   0.56             $  0.53                   6%
  Depreciation, depletion and amortization (excludes impairment)             $   1.07             $  0.64                  67%
  General and administrative expense..............................           $   0.50             $  0.83                (40)%



Production

     Natural gas sales volumes for the first half of 1998 were 3,632 MMcf, up 266% from sales reported for the comparable 1997 period of 994 MMcf. Oil volumes for the first six months of 1998 were 105,486 barrels, up 172% over 1997 comparable volumes of 38,764 barrels. The natural gas and oil sales volume increases for 1998 reflect the full period impact of the late 1997 Pioneer and Grand Gulf Acquisitions and the successful results of the Company's 1998 drilling and workover activity.

Revenues

     Revenues from the sale of oil, condensate and natural gas for the first half of 1998 were approximately $9.1 million, an increase of $5.9 million, or 183%, over 1997 comparable revenues of approximately $3.2 million. Of this increase, sales volume increases contributed $7.8 million of additional revenues which was offset by significant product price declines. The average oil price per barrel for 1998, after product price hedging, was $13.87, a decrease of $6.43 per barrel, or 32%, as compared to the 1997 price of $20.30. Commencing April 1998, the Company hedged 12,000 barrels of oil per month through December 1998 at a weighted average price of approximately $17.89. The oil price hedge for the first half of 1998 increased oil revenues by $136,000 or $2.73 per barrel. The average realized price per Mcf of natural gas for the first six months of 1998, after product price hedging, was $2.09, a decrease of $0.33 per Mcf, or 40%, from the first half 1997 price per Mcf of $2.43. Natural gas product price hedging during the first half of 1998 decreased the average realized price per Mcf by $0.05, or natural gas revenues by $158,000. The Company currently has third and fourth quarter 1998 gas Mcf volumes of approximately 1,111,000 and 815,000, respectively, hedged at approximately $2.25 and $2.34, respectively.

     For 1998, the Company recorded gains on property sales of $185,000 primarily related to the sale of undeveloped acreage.

Costs and Expenses

     Operating expense. For the first half of 1998, total operating expense, which includes through wellhead production costs (lifting costs), severance taxes and workover costs, increased approximately $2.2 million, or 273%, to approximately $3.0 million, as compared to approximately $798,000 for the comparable 1997 period. This increase was primarily the result of higher production volumes and taxes. Production taxes for the first half of 1998 and 1997 totaled $550,000 and $138,000, respectively. Operating expense, excluding production taxes, per Mcfe increased 6%, from $0.53 in 1997 to $0.56 in 1998 due primarily to anticipated clean-up and production enhancement costs related to the acquisition properties. Workover costs, which are typically included as part of operating expense, for the first six months of 1998 and 1997 totaled $275,000 and $92,000, respectively, and primarily represent discretionary remedial well activities that are implemented to enhance or increase production from existing producing zones.

     Treating and transportation expense. Treating and transportation expense for the first half of 1998 increased to $413,000, as compared to $280,000 for the comparable 1997 period. These costs represent post wellhead expenses incurred primarily to treat the Company's Comite Field gas to comply with pipeline specifications or to transport the gas to market.

     Depletion, depreciation, and amortization. DD&A expense for the first half of 1998, excluding impairment provision, was approximately $4.6 million, an increase of approximately $3.8 million from the $791,000 reported for the same period in 1997. This increase primarily was due to a 247% increase in equivalent volumes produced and a 69% increase in the DD&A rate. DD&A per Mcfe for 1998, excluding the impairment provision, was $1.07, as compared to $0.64 for 1997. The increase in the per Mcfe rate reflects the production and cost characteristics of recent acquisitions. Also included in 1998 DD&A is a provision for impairment loss on oil and gas properties of $300,000. This impairment provision is due to mechanical problems on a well in Louisiana. The cost anticipated to be incurred to repair the well exceeded anticipated future recoverable reserves fair value, and thus, the Company expensed the remaining unamortized cost. Salvage value is estimated to approximate abandonment cost.

     General and administrative expense. General and administrative expense for the first half of 1998 was approximately $2.1 million, an increase of $1.1 million from $1.0 million for the comparable 1997 period. This increase was primarily attributable to 1998 staff additions as a result of the 1997 Pioneer and Grand Gulf Acquisitions and increases in legal and other professional fees.. Legal expenses for 1998 increased $212,000 due primarily to the activity related to the Tomcat Exploration, Inc. litigation matter (See Note 3 of the Notes to Consolidated Financial Statements-Unaudited). Legal costs are anticipated to continue to run at increased levels from 1997, as this litigation matter and the unleased mineral owners' lawsuit proceed to trial. General and administrative expenses for 1997 also included one-time net termination expenses of $186,000 related to the former president and another officer's resignation and $156,000 of one-time costs and fees related to the Merger. These 1997 one-time expenses were partially offset by the collection of $80,000 of previously allowed for doubtful accounts receivable.

Other Income (Expenses)

     Equity earnings in the the Comite Plant increased by 55% to a combined total of $313,000 for the first six months of 1998, compared to $202,000 for the comparable 1997 period. This increase was primarily attributable to lower plant operating expenses and the full quarter impact of two wells added to the Comite Plant as the result of adjacent field development.

     Interest and other income. Interest and other income for the first half of 1997 is comprised primarily of interest income of $25,000 and the sale of an option to purchase a pipeline for $50,000.

     Interest expense. Interest expense for the first half of 1998 increased to approximately $1.5 million from $74,000 in 1997, primarily due to an increase in long term debt resulting from the 1997 acquisitions. Included in 1998 and 1997 interest expense is approximately $78,000 and $10,000, respectively, of amortization of credit facility establishment costs which are being amortized over the remaining term of the facility.

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

     The 1998 preferred stock dividend expense is the result of the $10.0 million of Sheridan Preferred Stock issued in conjunction with the Pioneer Acquisition. The preferred stock dividend expense is based on the annual 12% cash rate and includes $33,000 of amortization expense related to Sheridan Preferred Stock fees, which are being amortized over the five year redemption period. Cash dividends of $600,000 were paid on June 15, 1998.

FINANCIAL CONDITION

     At June 30, 1998, the Company had a working capital deficit of approximately $6.2 million, which includes a provision for litigation expense of $1.0 million and current maturities on long term debt of $3.0 million. The increase in working capital deficit from December 31, 1997, excluding current maturities on long- term debt, of approximately $2.2 million is due to an increase in undistributed revenues and operating and capital accruals related to the acquisition of properties.

     In late 1997, in conjunction with the Pioneer and Grand Gulf Acquisitions, the Bank One credit facility borrowing base was increased to $40.0 million, and the maturity extended to June 30, 2000. Under the current facility, the Company may elect to borrow at Bank One's stated rate or LIBOR plus 2.5%. The Bank One facility is secured by substantially all of the Company's oil and gas properties and is repayable through monthly borrowing base reductions of $550,000. The borrowing base is redetermined every six months or at Bank One's or Company's discretion with the next scheduled redetermination due December 1998. At
June 30, 1998, the Company's borrowing base under this facility was approximately $39.5 million with debt outstanding, of approximately $35.9 million. Due to the borrowing base reduction amount and current borrowings outstanding at June 30, 1998, the Company reflected approximately $3.0 million as current maturities. As a result of producing property sales on August 6, 1998 of $11.2 million (See Note 6 of the Notes to Consolidated Financial Statements - Unaudited), the Company reduced its Bank One borrowing to $26.2 million and had an adjusted borrowing base of approximately $34.5 million.

     The Bank One credit facility requires the maintenance of certain financial ratios including ratios relating to working capital, as adjusted pursuant to the credit facility, tangible net worth and an annual limitation on general and administrative expense of 14% of revenues. In addition, the payment of dividends on Sheridan Common Stock and Sheridan Preferred Stock is restricted except that cash dividends may be paid on the Sheridan Preferred Stock if the Company has a cash flow to debt service ratio of at least 1.2 to 1. At June 30, 1998, the Company did not meet the covenant regarding limitation on general and administrative expense of revenues but received a waiver from Bank One regarding such covenant. At current product prices, the Company anticipates that it will not comply with the general and administrative expense covenant until late 1998 as production is anticipated to increase as a result of recompletion and drilling activity.

     The Company has certain dividend and redemption obligations related to the Sheridan Preferred Stock. For financial reporting purposes, the Sheridan Preferred Stock has both debt and equity characteristics and, accordingly, is not classified as a component of stockholders' equity. At June 30, 1998, the Sheridan Preferred Stock redemption value was $10.0 million plus accrued dividends of approximately $50,000. The Company has no redemption obligation on the Sheridan Preferred Stock until December 15, 2002, at which point all of the Sheridan Preferred Stock then outstanding, plus any accrued dividends, must be redeemed.

LIQUIDITY AND CAPITAL RESOURCES

     For 1998, cash provided by operating activities was approximately $2.7 million, or $0.40 per common share outstanding.

     In connection with the Pioneer Acquisition and the Enron Capital & Trade Resources Corp. ("ECT") Agreement, the Company entered into swap agreements to reduce its exposure to price fluctuations on a portion of its natural gas and oil sales in 1998 and to achieve a more predictable cash flow. The fair value of the swap agreements is the amount at which they could be settled at June 30, 1998, based on the difference between the price specified in the swap agreement and the NYMEX futures contract prices existing at such date. If the Company had elected to terminate its natural gas and oil swap agreements as of June 30, 1998, the Company would have been required to pay approximately $194,000. This opportunity loss would be substantially offset in the cash market when the hedged production is delivered. In conjunction with the swap agreements, the Company was required to issue a letter of credit of $1.0 million to ECT through
which all swap agreements are maintained.   The issuance of this letter of
credit does not reduce the Company's availability under the Bank One credit facility.

     At June 30, 1998, the Bank One credit facility had a borrowing base of $39.5 million with approximately $36.9 million of borrowings outstanding. The Company had letter of credit commitments, excluding the ECT letter of credit, totaling $354,000 outstanding under the credit facility, resulting in a quarter end facility availability of $2.3 million. The borrowing base is reduced monthly by $550,000, and the next borrowing base redetermination is scheduled for December 1998. All amounts are due June 30, 2000. Considering the Company's working capital position, expected operating results and availability under the credit facility after debt reduction resulting from property sales in August 1998,capital resources are deemed sufficient for current operating activities (See Note 6 of Notes to Consolidated Financial Statements - Unaudited). The Company, however, will be required to seek additional financing sources to effect any sizeable acquisition or expand its oil and gas exploration program.

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

     Pursuant to the terms of various agreements, the Company, as a working interest owner, is responsible for marketing its share of natural gas production from certain properties. If the Company is unable or unwilling to market its share of natural gas production from a property, its under-produced status is subject to balancing with other working interest owners who have sold more than their proportionate share of natural gas production. On an aggregate net basis for certain natural gas properties, it appears that the Company is in an under-produced status of approximately

656 MMcf as of June 30, 1998 and is currently recouping or attempting to settle its net under-produced status. Any balancing recoupments or settlements, which will typically be over an extended period of time, are not anticipated to be material to future operating results.

     The Company anticipates that continued development drilling and workovers will maintain or increase current production volumes. The current projected cash flows from existing properties coupled with projected non-strategic property sales and borrowings available under the Company's current line of credit are considered adequate to fund current operating activities. In addition, the Company is continually evaluating opportunities for acquisition of producing properties and currently intends to pursue future production volume and reserve base growth through acquisitions. Any sizeable acquisitions will have to be financed through a combination of bank borrowings, mezzanine financing, production payments and additional equity issuance. Effective implementation of the Company's development and acquisition plans is expected to meet the Company's long-term operation and liquidity requirements.

Inflation and Changes in Prices

     The Company's revenues have been and will continue to be affected by changes in oil and natural gas prices, which have been very unstable. Although the futures markets provide some indication of crude oil and natural gas prices for the subsequent 12 to 18 months, prices in the future markets are subject to substantial changes in relatively short periods of time. For management purposes, the Company assumes that oil and natural gas prices will continue to fluctuate and that operating costs and expenses will escalate at or above the current inflation per annum rate. The principal effects of inflation on the Company relate to the costs required to drill, complete and operate oil and natural gas properties. Drilling costs, which had been on a general downward trend since the early 1980s, have recently been increasing primarily due to an industry-wide increase in drilling activity. This increase in drilling costs is not anticipated to significantly impact the Company's current operations due to its limited drilling activity and onshore operations.

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

Part II. Other Information

ITEM 1.   SUBMISSION OF MATTERS OF SECURITY HOLDERS

     On May 21, 1998, the Company held its Annual Meeting of Stockholders. At such time the following items were submitted to the Company's Stockholders through the solicitation of proxies.

     (A)  ELECTION OF DIRECTORS

     The following persons were elected to serve on the Board of Directors until the 1999 Annual Meeting of the Stockholders or until their successors have been duly elected and qualified. The Directors received the votes set forth opposite their respective names:

                                                       Witheld
     Name                        For        Against   Authority

     B.A. Berilgen            5,106,981       -0-       4,394
     Jonathan P. Carroll      5,107,929       -0-       3,446
     W. Craig Childers        5,107,929       -0-       3,446
     D. Bradley Dunn          5,107,929       -0-       3,446
     Michael A. Gerlich       5,107,929       -0-       3,446
     David H. Scheiber        5,107,929       -0-       3,446
     Jeffrey E. Susskind      5,107,929       -0-       3,446

     (B)  PROPOSALS

     The stockholders of the Company were requested to vote on the 1998 Flexible Incentive Plan. Such proposal was approved by the Stockholders. Such proposal received 5,098,054 votes in favor, 11,749 votes against, and 11,873 abstained or withheld authority.

ITEM 2.   LEGAL PROCEEDINGS

     Except as set forth in Note 3 of the notes of Consolidated Financial Statements Unaudited included in Part 1 hereof, since the filing date of the Annual Report on Form 10-KSB, there have been no substantial developments related to the legal proceedings described therein.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS:

     Exhibit 27 - Financial Data Schedule

     (B)  REPORTS ON FORM 8-K:

     None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SHERIDAN ENERGY, INC.
                                       (Registrant)



Date:  August 14, 1998            By:   /s/  Michael A. Gerlich
                                     ------------------------------------------
                                      Michael A. Gerlich
                                      Vice President and Chief Financial Officer