Form 10QSB
period 1998-09-30
SHERIDAN ENERGY INC
filed 1998-11-16
CIK 1018355

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1998

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]    No [_]

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   [X]   No [_]


        As of November 16, 1998, there were 6,731,331 outstanding shares of Sheridan Energy, Inc. Common Stock, $.01 par value.

                             SHERIDAN ENERGY, INC.
        Report on Form 10-QSB For The Quarter Ended September 30, 1998



                                     Index
                                                                                            Page
Part I.   Financial Information............................................................   3

          Item 1.   Financial Statements (Unaudited).......................................   3

                    Consolidated Balance Sheets -
                    September 30, 1998 and December 31, 1997...............................   4

                    Consolidated Statements of Operations -
                    Three Month and Nine Month Periods Ended September 30, 1998 and 1997...   5

                    Consolidated Statements of Cash Flow -
                    Nine Month Periods Ended September 30, 1998 and 1997...................   6

                    Notes to Consolidated Financial Statements - Unaudited.................   7

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................................  10

Part II.   Other Information...............................................................  17

Signatures.................................................................................  18

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

                             SHERIDAN ENERGY, INC.
         Report on Form 10-QSB For the Quarter Ended September 30, 1998

                         Part 1.  Financial Information

1.   FINANCIAL STATEMENTS (UNAUDITED)

        The accompanying unaudited consolidated financial statements of Sheridan Energy, Inc. and its subsidiary (collectively the "Company") have been prepared in accordance with Rule 310 of Regulation S-B, "Interim Financial Statements," and accordingly do not include all information and notes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. These interim financial statements reflect all adjustments (which were normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the Company's financial position as of September 30, 1998. Results of operations for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. It is recommended that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

                             SHERIDAN ENERGY, INC
                          CONSOLIDATED BALANCE SHEET
                     (In thousands except for share data)

                                     ASSETS                                                     September 30,    December 31,
                                                                                                    1998             1997
                                                                                                -------------    ------------
                                                                                                 (Unaudited)
Current assets:..............................................................................
 Cash and cash equivalents...................................................................        $  1,123         $   274
 Accounts receivable, net of allowance for doubtful accounts of $120 (1998) and $90 (1997)...           3,931           3,109
 Deferred tax asset..........................................................................             165             165
 Other assets................................................................................             819             244
                                                                                                     --------         -------
         Total current assets................................................................           6,038           3,792
                                                                                                     --------         -------
 Property and equipment
  Oil and natural gas properties.............................................................          71,398          70,139
  Other property and equipment...............................................................             884             427
  Accumulated depletion, depreciation and amortization.......................................         (14,281)         (7,694)
                                                                                                     --------         -------
         Property and equipment, net.........................................................          58,001          62,872
                                                                                                     --------         -------
Investment in natural gas treating plant.....................................................             396             505
Deferred tax asset...........................................................................             765             765
Total other assets...........................................................................             607             765
                                                                                                     --------         -------
         Total other assets..................................................................           1,768           2,035
                                                                                                     --------         -------
TOTAL ASSETS.................................................................................        $ 65,807         $68,699
                                                                                                     ========         =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities....................................................        $ 12,522         $ 4,836
                                                                                                     --------         -------
 Total current liabilities...................................................................          12,552           4,836
                                                                                                     --------         -------
Long-term debt...............................................................................          27,000          31,500
                                                                                                     --------         -------
         Total liabilities...................................................................          39,522          36,336
                                                                                                     --------         -------
Commitments and contingencies
Redeemable Preferred Stock, 1,000,000 shares outstanding; redemption value $10,000...........          10,000          10,000
Stockholders' equity:
 Common stock, 6,731,331 shares outstanding..................................................              67              67
 Additional paid-in capital..................................................................          29,005          29,005
 Accumulated (deficit).......................................................................         (12,787)         (6,709)
                                                                                                     --------         -------
         Total stockholders' equity..........................................................          16,285          22,363
                                                                                                     --------         -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................................        $ 65,807         $68,699
                                                                                                     ========         =======

     See accompanying notes to unaudited consolidated financial statements

                             SHERIDAN ENERGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)

                                                                             For the               For the
                                                                        Three Months Ended     Nine Months Ended
                                                                           September 30,         September 30,
                                                                        ------------------    ------------------
                                                                          1998      1997        1998      1997
                                                                        --------  --------    --------  --------
REVENUES
  Oil and natural gas sales..........................................    $ 4,265    $1,567     $13,329    $4,765
  Natural gas gathering..............................................         73        63         192       171
  Gain on property sales.............................................      1,444         5       1,630        51
                                                                        --------  --------    --------  --------
                                                                           5,782     1,635      15,151     4,987
                                                                        --------  --------    --------  --------
COSTS AND EXPENSES
  Operating expenses.................................................      1,634       464       4,610     1,262
  Treating and transportation expense................................        213       151         626       432
  Depletion, depreciation and amortization...........................      2,230       500       7,161     1,291
  General and administrative expenses................................      1,251       467       3,398     1,496
  Exploration costs..................................................         11        72          41        85
                                                                        --------  --------    --------  --------
                                                                           5,339     1,654      15,836     4,566
                                                                        --------  --------    --------  --------
OPERATING INCOME (LOSS)..............................................        443       (19)       (685)      421
                                                                        --------  --------    --------  --------
OTHER INCOME (EXPENSE)
  Provision for litigation expense...................................     (2,750)        -      (2,750)        -
  Equity earnings in natural gas treating plant......................        149       135         462       337
  Other income (loss)................................................          3        (1)          3       124
Interest expense.....................................................       (675)      (54)     (2,156)     (128)
                                                                        --------  --------    --------  --------
                                                                          (3,273)       80      (4,441)      333
                                                                        --------  --------    --------  --------
INCOME (LOSS) BEFORE INCOME TAXES....................................     (2,830)       61      (5,126)      754
                                                                        --------  --------    --------  --------
Income tax expense:
  Current............................................................         --         5          --        15
  Deferred...........................................................         --        --          --       250
                                                                        --------  --------    --------  --------
                                                                              --         5          --       265
                                                                        --------  --------    --------  --------
NET INCOME (LOSS)....................................................     (2,830)       56      (5,126)      489
Preferred stock dividends............................................       (319)        -        (952)       --
TGX preferred dividends and accretion of redemption value............         --        --          --    (9,046)
                                                                        --------  --------    --------  --------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK.........................    $(3,149)     $ 56     $(6,078)  $(8,557)
                                                                        ========  ========    ========  ========
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE OF COMMON
STOCK................................................................     $(0.47)    $0.01      $(0.90)   $(1.99)
                                                                        ========  ========    ========  ========
BASIC AND DILUTED COMMON SHARES OUTSTANDING..........................      6,731     4,281       6,731     4,296
                                                                        ========  ========    ========  ========

     See accompanying notes to unaudited consolidated financial statements

                      SHERIDAN ENERGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                 (In thousands)



                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                   -------------
                                                                                1998            1997
                                                                              --------        --------
Cash flow from operating activities:
  Net income (loss).........................................................  $ (5,126)        $   489
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
    Depletion, depreciation and amortization................................     7,161           1,291
    Provision for litigation expense........................................     2,750              --
    Amortization of debt transaction costs and stock compensation...........       171               1
    Gain on property sales..................................................    (1,630)            (51)
    Distribution in excess of equity earnings...............................       109              64
    Changes in current operating assets and liabilities:
      Decrease in accounts receivable.......................................      (822)           (145)
      Decrease in deferred tax asset........................................        --             348
      Increase in other current assets......................................      (575)            (85)
      Increase (decrease) in accounts payable and accrued liabilities.......     4,936            (158)
    Deferred tax asset......................................................        --             (90)
                                                                              --------        --------
    Net cash provided by operating activities...............................     6,974           1,664
                                                                              --------        --------
Cash flow from investing activities:
  Capital expenditures......................................................   (13,411)         (4,257)
  Proceeds from disposal of other assets....................................    12,728             272
  Increase in other assets..................................................       (31)             --
                                                                              --------        --------
  Net cash used in investing activities.....................................      (714)         (3,985)
                                                                              --------        --------
Cash flow from financing activities:
  Payments on revolving credit facility and notes payable...................   (21,875)         (3,798)
  Borrowings under revolving credit facility................................    17,375           4,362
  Payment of preferred share dividends......................................      (897)             --
  Debt transaction costs and other..........................................       (14)            (29)
                                                                              --------        --------
  Net cash provided by (used in) financing activities.......................    (5,411)            535
                                                                              --------        --------
Net increase (decrease) in cash and cash equivalents........................       849          (1,786)
Cash and cash equivalents at beginning of period............................       274           1,924
                                                                              --------        --------
Cash and cash equivalents at end of period..................................  $  1,123         $   138
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

Equity Restructuring

        Pursuant to the Merger, holders of TGX Senior Preferred Stock received
0.5 shares of Sheridan common stock ("Sheridan Common Stock") for each share of TGX Senior Preferred Stock, resulting in the issuance of approximately 4.3 million shares of Sheridan Common Stock. Other classes of TGX Preferred Stock and TGX Common Stock (collectively "Other TGX Stock") were eliminated pursuant to the Merger. The Merger was accounted for as a reorganization of related parties with carryover basis of assets and liabilities. The Sheridan Common Stock was recorded at the combined carrying value of Other TGX Stock and the initial value ascribed to the TGX Senior Preferred Stock upon their issuance on the date of the Merger. Accordingly, upon cancellation, all recorded TGX preferred stock liabilities, including accretion and unpaid dividends, were credited to accumulated deficit. No gain or loss was recognized upon consummation of the Merger, and all pre-Merger results, including TGX Senior Preferred Stock dividends and accretion charges, were reflected as Sheridan activity. The costs of soliciting proxies and effecting the Merger were charged to expense as incurred. All prior period per share data and amounts have been restated to reflect issuance of Sheridan Common Stock on a retroactive basis.

        The pro forma basic and diluted earnings per share for 1997 as if the Merger had been effective as of January 1, 1997 and all TGX Senior Preferred Stock and other classes of TGX Preferred Stock dividend and related accretion charges had been eliminated as of such date was $0.11 based on weighted average basic and diluted shares outstanding of 4,296,000.

2.   LONG TERM DEBT AND NOTES PAYABLE

     As of September 30, 1998 and December 31, 1997 the components of long term debt were as follows:

                                                      September 30,     December 31,
                                                          1998             1997
                                                         -------          -------
                                                              (in thousands)
Secured bank debt under revolving credit facility        $27,000          $31,500
Less current maturities                                       --               --
                                                         -------          -------
Long term debt                                           $27,000          $31,500
                                                         =======          =======

        In late 1997, in conjunction with the acquisition of oil and gas producing properties from Pioneer Natural Resources USA, Inc. ("Pioneer Acquisition") and Grand Gulf Resources, L.L.C. ("Grand Gulf Acquisition"), the borrowing-base facility with Bank One Texas, N.A. ("Bank One") credit facility was amended and the maturity was extended to June 30, 2000. The Company may elect to borrow at Bank One's stated rate (8.5% at September 30, 1998) or LIBOR plus 2.5% (8.375% at September 30, 1998). In addition, the Company must pay a commitment fee of 0.375% per annum on the unused portion of the borrowing base. The facility is secured by substantially all of the Company's oil and gas properties and is repayable through monthly borrowing base reductions of $550,000. The borrowing base is redetermined every six months or at Bank One's discretion. At September 30, 1998, the Company's borrowing base under this facility was approximately $37.6 million.

        The Bank One credit facility requires the maintenance of certain financial ratios including ratios relating to working capital, as adjusted pursuant to the credit facility, cash flow to debt service, tangible net worth and an annual limitation on general and administrative expense of 14% of revenues. In addition, the payment of dividends on Sheridan Common Stock and Sheridan Preferred Stock is restricted except that cash dividends may be paid on the Sheridan Preferred Stock if the Company has a cash flow to debt service ratio of at least 1.2 to 1. At September 30, 1998, the Company did not meet the covenant regarding tangible net worth due to the increase in provision for litigation expense or limitation on general and administrative expense of revenues. To date the Company has not received a waiver from Bank One regarding such covenants but anticipates such will be received.

        Cash paid for interest as of September 30, 1998 and 1997 totaled approximately $2.0 million and $112,000, respectively.

3.   COMMITMENTS AND CONTINGENCIES

Litigation

     (a) In July 1992, certain unleased mineral interest owners commenced a legal action in the 19th Judicial District for East Baton Rouge, Parish, Louisiana against Sheridan's predecessor, TGX, as operator of three wells. The petition alleges that the unleased owners are entitled to a refund of revenues paid to TGX and other working interest owners, since first production, which are attributable to the unleased owners' proportionate unit interest which are utilized to offset the plaintiffs' proportionate share of cost associated with drilling the wells. Sheridan argued that any claim which arose prior to the date of the entry of the order confirming the Reorganization Plan has been discharged through bankruptcy. The Company filed a lawsuit in the U.S. Bankruptcy Court for the Western District of Louisiana ("Bankruptcy Court") claiming such a defense. However, the Bankruptcy Court rejected that defense and the Company's appeal of such ruling was also denied. Further, the Company has argued that its payout notice to the unleased owners complied with statute requirements. The Louisiana District Court in August 1998 entered a judgment against the Company for $2.4 million, plus interest and plaintiff court costs. The Company is currently appealing the District Court's judgment and plans to continue to vigorously defend against these actions but is unable to predict the final outcome. Subsequent to September 30, 1998 the Company was required by statute to issue a letter of credit of $3.6 million to pursue its appeal.

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

     (c) In December 1996, Tomcat Exploration, Inc. and others brought suit ("Tomcat Litigation') against Sheridan's predecessor, TGX, in the 215th District Court of Harris County, Texas alleging that TGX's operation of the Sinclair No. 1 Well in Louisiana was negligent and, as a result, caused damage and loss to the plaintiffs in excess of $10 million. In October 1998, the Company agreed to settle this lawsuit by paying the plaintiff group $1.5 million and receiving a full release regarding this matter.

        (d) In May 1982, Samson Resources Company ("Samson") brought suit against Sheridan's predecessor, TGX, in the United States District Court for the Western District of Oklahoma alleging that the Company owed Samson for its under production on a well in Oklahoma. Sheridan argued that the claim which arose prior to the date of the entry of the order confirming the Reorganization Plan had been discharged through bankruptcy. The Oklahoma District Court in August 1998 entered a judgment against the Company for $205,000, plus interest and plaintiff court costs. The Company is currently appealing the District Court's judgment and plans to continue to vigorously defend against this action. Subsequent to September 30, 1998 the Company was required by statute to issue a letter of credit of $376,000 to pursue its appeal.

        As a result of management's assessment of the likelihood of losses from the various litigation matters against the Company, based on advice of legal counsel and review of the facts, circumstances, and developments surrounding the various litigation matters, the Company recorded a provision of $2.8 million in the third quarter of 1998, representing its estimate of losses and/or related costs and expenses associated with such litigation matters, including the Tomcat Litigation settlement.

        From time to time, in the normal course of business, the Company is a party to other litigation matters. The outcome of the foregoing matters, to the extent not otherwise provided for, should not, in the opinion of management, have a material adverse effect on the Company's financial position.


4.      ACCOUNTS RECEIVABLE

        As of September 30, 1998 and December 31, 1997, the primary components of accounts receivable were:

                                                                   September 30,    December 31,
                                                                        1998            1997
                                                                   --------------   -------------
                                                                           (in thousands)
Accrued oil and gas sales..........................................       $2,980          $1,783
Receivables for pre-closing activity for purchased properties......          150             923
Joint interest billing and other...................................          921             493
Allowance for doubtful accounts....................................         (120)            (90)
                                                                          ------          ------
                                                                          $3,931          $3,109
                                                                          ======          ======

5.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        As of September 30, 1998 and December 31, 1997, the primary components of accounts payable and accrued liabilities were:

                                                   September 30,   December 31,
                                                      1998            1997
                                                    ---------       --------
                                                         (in thousands)
Accounts payable..................................... $   736         $  953
Undistributed net oil and natural gas revenues.......   3,853          1,457
Provision for litigation expenses....................   3,850          1,100
Accrued operating and tax expenses...................   2,881            638
Accrued preferred dividends..........................     350             53
Accrued professional fees............................     182            350
Miscellaneous accruals...............................     670            285
                                                      -------         ------
                                                      $12,522         $4,836
                                                      =======         ======

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

        Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, statements about the cost of exploring and developing new oil and natural gas reserves, the price for which such reserves can be sold, the Company's attempts to reduce overhead and eliminate non-core assets, environmental concerns affecting the drilling of oil and natural gas wells, the attempts to acquire producing and non-producing oil and gas properties, the ability of the Company to make projected capital expenditures, to obtain necessary financing and to achieve projected quarterly results, and general market conditions, competition and pricing.

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

THREE MONTHS ENDED SEPTEMBER 30, 1998 ("1998") COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997 ("1997")

        Oil and Gas Operations. The following table sets forth certain information with respect to the oil and gas operations of the Company for the respective three month periods. Oil and condensate and natural gas prices are shown on a per barrel and per thousand cubic feet ("Mcf") basis, respectively. Oil and condensate and natural gas volumes are shown in barrels and million cubic feet ("MMcf"), respectively. Total production is shown on an equivalent million cubic feet ("MMcfe"), where one barrel of oil or condensate is equal to six Mcf of natural gas.

                                                                                Three Months Ended September 30,
                                                                               -----------------------------------
                                                                                  1998         1997       Change
                                                                               ----------   ----------   ---------
Production:
  Oil and condensate (Bbl)                                                        53,587       23,500         128%
  Natural gas (MMcf)                                                               1,698          517         228%
  Total production (MMcfe)                                                         2,020          658         204%
  Natural gas production as a percentage of total production                          84%          78%          6%

  Oil, condensate and natural gas sales (in thousands, except percentages):
  Oil and condensate sales                                                       $   793      $   441          80%
  Natural gas sales (includes product liquids)                                   $ 3,472      $ 1,126         208%
  Total oil, condensate and natural gas sales                                    $ 4,265      $ 1,567         172%
  Natural gas revenues as a percentage of oil and gas revenues                        81%          72%          9%

Average realized price:
  Oil and condensate (per Bbl)                                                   $ 14.80      $ 18.77        (21)%
  Natural gas (per Mcf)                                                          $  2.11      $  2.18         (3)%
  Per Mcfe                                                                       $  2.11      $  2.36          11%
Average cost (per Mcfe):
  Operating expenses (excludes production taxes)                                 $  0.68      $  0.61          11%
  Depreciation, depletion and amortization                                       $  1.10      $  0.75          47%
  General and administrative expense                                             $  0.62      $  0.70        (11)%


Production

        The natural gas and oil and condensate sales volume increases for 1998 reflect the full period impact of the late 1997 Pioneer and Grand Gulf Acquisitions and the successful results of the Company's 1998 drilling and workover activity. Total production for the third quarter of 1998 was down 11% from the second quarter of 1998 due to producing property sales completed in the third quarter that reduced daily net production by 2,000 Mcfe and pipeline connection delays on drilled wells.

Revenues

        Revenues from the sale of oil, condensate and natural gas for the third quarter of 1998 were approximately $4.3 million, an increase of $2.7 million over 1997 revenues of approximately $1.6 million. Of this increase, sales volume increases contributed $3.0 million of additional revenues which were partially offset by lower commodity prices. The average realized oil price per barrel for the third quarter of 1998, after price hedging, was $14.80, a decrease of $3.97 per barrel, or 21%, as compared to the 1997 price of $18.77. Oil price hedging during the third quarter of 1998 increased revenues by $150,000 or $2.80 per barrel. The average realized price per Mcf of natural gas for the third quarter of 1998, after price hedging, was $2.11, as compared to $2.18 for 1997. Natural gas product price hedging during the third quarter of 1998 increased the average realized price per Mcf by $0.05, or natural gas revenues by $87,000. Even after taking into effect the positive impact of oil and natural gas hedging, lower prices in the third quarter reduced revenues by approximately $320,000.

        During the third quarter, the Company completed the sale of certain non-strategic oil and gas properties for net sale proceeds of $12.5 million, resulting in a gain on property sales of $1.4 million. The sale proceeds were used primarily to reduce bank debt.

Costs and Expenses

        Operating expense. For the third quarter of 1998, total operating expense, which includes through the wellhead production costs (lifting costs), severance taxes and workover costs, increased approximately $1.2 million to approximately $1.6 million, as compared to approximately $464,000 for 1997. This increase was primarily the result of higher production volumes, taxes and workover costs. Production taxes for the third quarter of 1998 and 1997 totaled $254,000 and $62,000, respectively. Operating expense, excluding production taxes, per Mcfe increased 11%, from $0.61 in 1997 to $0.68 in 1998 primarily due to higher workover expenses. Workover costs, which are included as part of operating expense, for the third quarter of 1998 and 1997 totaled $204,000 and $12,000, respectively, and primarily represent discretionary remedial well activities that are implemented to enhance or increase production from existing producing zones.

        Depletion, depreciation and amortization. Depletion, depreciation and amortization ("DD&A") expense for the third quarter of 1998 was approximately $2.2 million, an increase of approximately $1.7 million from the $500,000 reported for the same period in 1997. This increase primarily was due to a 204% increase in equivalent volumes produced and a 47% increase in the DD&A rate. DD&A per Mcfe for 1998 was $1.10 as compared to $0.75 for the same period in 1997. The increase in the DD&A rate per Mcfe rate reflects the production and cost characteristics of recent acquisitions.

        General and administrative expense. General and administrative expense in the third quarter of 1998 was approximately $1.3 million, an increase of $784,000 from $467,000 for the comparative period in 1997. This increase is primarily attributable to 1998 staff additions as a result of the 1997 Pioneer and Grand Gulf Acquisitions and increase in legal and other professional fees. G&A costs for 1998 declined to $0.62 per Mcfe from $0.70 in the 1997 period.

Other Income (Expense)

        Provision for litigation expense. In the 1998 quarter the Company increased its provision for litigation expense by $2.8 million based on its assessment of the likelihood of losses and/or related costs and expenses associated with various litigation matters against the Company. Subsequent to quarter end the Company agreed to settle the Tomcat Litigation (See Note 3 of Note to Consolidated Financial Statements - Unaudited) through the payment of $1.5 million, which is included in the current quarter provision for litigation expense.

        Interest expense. Interest expense for the third quarter of 1998 increased to $675,000 from $54,000 in 1997, primarily due to an increase in long term debt resulting from the 1997 acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 1998 ("1998") COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997 ("1997")

        Oil and Gas Operations. The following table sets forth certain information with respect to the oil and gas operations of the Company for the first nine months of 1998 and 1997. Oil and condensate and natural gas prices are shown on a per barrel and per Mcf basis, respectively. Oil and condensate and natural gas volumes are shown in barrels and MMcf, respectively, while total production is shown on a MMcfe basis.

                                                                     Nine Months Ended September 30,
                                                                    ----------------------------------
                                                                       1998         1997       Change
                                                                    -----------   ---------   --------
Production:
  Oil and condensate (Bbl)                                             159,073      62,300        155%
  Natural gas (MMcf)                                                     5,377       1,511        256%
  Total production (MMcfe)                                               6,331       1,885        236%
  Natural gas production as a percentage of total production                85%         80%         5%

Oil, condensate and natural gas sales (in thousands, except
 percentages):
  Oil and condensate sales                                            $  2,256     $ 1,228         84%
  Natural gas sales (includes liquids)                                $ 11,073     $ 3,537        213%
  Total oil, condensate and natural gas sales                         $ 13,329     $ 4,765        180%
  Natural gas revenues as a percentage of oil and gas revenues              83%         74%         9%

Average realized price:
  Oil and condensate (per Bbl)                                        $  14.18     $ 19.71       (28)%
  Natural gas (per Mcf)                                               $   2.10     $  2.34       (10)%
  Per Mcfe                                                            $   2.10     $  2.53       (17)%

Average cost (per Mcfe):
  Operating expenses (excludes production taxes)                      $   0.60     $  0.56          7%
  Depreciation, depletion and amortization (excludes impairment)      $   1.08     $  0.68         59%
  General and administrative expense                                  $   0.54     $  0.79       (32)%

Production

        The natural gas and oil and condensate sales volume increases for 1998 reflect the full period impact of the late 1997 Pioneer and Grand Gulf Acquisitions and the successful results of the Company's 1998 drilling and workover activity. At September 30, 1998, daily net production was approximately 24,500 Mcfe, an increase of 25% from the 1997 year-end exit rate of 19,600 Mcfe. Excluding 1998 property sales, the quarter end daily Mcfe production rate would have increased 39% from year-end 1997.

Revenues

        Revenues from the sale of oil, condensate and natural gas for the first nine months of 1998 were approximately $13.3 million, an increase of $8.6 million, or 180%, over 1997 comparable revenues of approximately $4.8 million. Of this increase, higher oil and natural gas sales volume contributed $10.7 million of additional revenues which was offset by significant price declines. The average oil price per barrel for 1998, after price hedging, was $14.18, a decrease of $5.53 per barrel, or 28%, as compared to the 1997 price of $19.71. Commencing April 1998, the Company hedged 12,000 barrels of oil per month through December 1998 at a weighted average price of approximately $17.89. The oil price hedge for the first nine months of 1998 increased oil revenues by $286,000 or $1.79 per barrel. The average realized price per Mcf of natural gas for the first nine months of 1998, after price hedging, was $2.10, a decrease of $0.24 per Mcf, or 10%, from the 1997 price per Mcf of $2.34. Natural gas price hedging during 1998 decreased the average realized price per Mcf by $0.01, or natural gas revenues by $71,000. The Company currently has fourth quarter 1998 gas Mcf volumes of approximately 1,180,000 hedged at approximately $2.28 per Mcf.

        In 1998 the Company completed the sale of certain non-strategic oil and gas producing properties for net sale proceeds of $12.7 million, resulting in a gain on property sales of $1.6 million.

Costs and Expenses

        Operating expense. For the first nine months of 1998, total operating expense, which includes through the wellhead production costs (lifting costs), severance taxes and workover costs, increased approximately $3.3 million, or 265%, to approximately $4.6 million, as compared to approximately $1.3 million for the comparable 1997 period. This increase was primarily the result of higher production volumes, taxes and workover costs. Production taxes for 1998 and 1997 totaled $804,000 and $200,000, respectively. Operating expense, excluding production taxes, per Mcfe increased 7%, from $0.56 in 1997 to $0.60 in 1998 due primarily to anticipated clean-up and production enhancement costs related to the acquisition properties. Workover costs, which are included as part of operating expense, for 1998 and 1997 totaled $479,000 and $104,000, respectively, and primarily represent discretionary remedial well activities that are implemented to enhance or increase production from existing producing zones.

        Treating and transportation expense. Treating and transportation expense for the first nine months of 1998 increased to $626,000, as compared to $432,000 for the comparable 1997 period and represent post wellhead expenses incurred primarily to treat gas to comply with pipeline specifications or to transport the gas to market. For 1998 and 1997, approximately 75% and 90%, respectively, of this expense is associated to the Company's Comite Field.

        Depletion depreciation and amortization. DD&A expense for the first nine months of 1998 was approximately $7.2 million, an increase of approximately $5.9 million from the $1.3 million reported for the same period in 1997. This increase primarily was due to a 236% increase in equivalent volumes produced and a 59% increase in the DD&A rate. The increase in the DD&A rate per Mcfe reflects the production and cost characteristics of recent acquisitions. Also included in 1998 DD&A is a provision for impairment loss on oil and gas properties of $300,000 due to mechanical problems on a well in Louisiana.

        General and administrative expense. General and administrative expense for the first nine months of 1998 was approximately $3.4 million, an increase of $1.9 million from $1.5 million for the comparable 1997 period. This increase was primarily attributable to 1998 staff additions as a result of the 1997 Pioneer and Grand Gulf Acquisitions and increases in legal and other professional fees. Legal expenses for 1998 increased $310,000 due primarily to the activity related to the Tomcat Litigation (See Note 3 of the Notes to Consolidated Financial Statements-Unaudited). Legal costs are anticipated to decline in the fourth quarter of 1998 due to the Tomcat Litigation settlement. General and administrative expenses for 1997 also included one-time net termination expenses of $186,000 related to the former president and another officer's resignation and $179,000 of one-time costs and fees related to the Merger. These 1997 one-time expenses were partially offset by the collection of $80,000 of previously allowed for doubtful accounts receivable.

Other Income (Expense)

        Provision for litigation expense. In the 1998 third quarter the Company increased its provision for litigation expense by $2.8 million based on its assessment of the likelihood of losses and/or related costs and expenses associated with various litigation matters against the Company. Subsequent to quarter end the Company agreed to settle the Tomcat Litigation (See Note 3 of Note to Consolidated Financial Statements - Unaudited) through the payment of $1.5 million, which is included in the current quarter provision for litigation expense.

        Equity earnings in natural gas treating plant. Equity earnings in the Comite Plant increased by 37% to a combined total of $462,000 for the first nine months of 1998, compared to $337,000 for the comparable 1997 period. This increase was primarily attributable to lower plant operating expenses and the full period impact of wells added to the Comite Plant as the result of adjacent field development.

        Other income (loss). Other income (loss) for 1997 is comprised primarily of interest income of $25,000 and the sale of an option to purchase a pipeline for $50,000 and other miscellaneous revenues.

        Interest expense. Interest expense for the first nine months of 1998 increased to approximately $2.2 million from $128,000 in 1997, primarily due to an increase in long term debt resulting from the 1997 acquisitions. Included in 1998 and 1997 interest expense is approximately $118,000 and $16,000, respectively, of amortization of credit facility establishment costs which are being amortized over the remaining term of the facility.

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

        The 1998 preferred stock dividend expense is the result of the $10.0 million of Sheridan Preferred Stock issued in conjunction with the Pioneer Acquisition. The preferred stock dividend expense is based on the annual 12% cash rate and includes $54,000 of amortization expense related to Sheridan Preferred Stock fees, which are being amortized over the five year redemption period. Cash dividends to date of $600,000 have been paid in 1998.

FINANCIAL CONDITION

        At September 30, 1998, the Company had a working capital deficit of approximately $6.5 million, which includes a provision for litigation expense of $3.9 million. Subsequent to September 30, 1998, the Company settled the Tomcat Litigation through the payment of $1.5 million which reduced the litigation provision and increased long term debt. The increase in working capital deficit from December 31, 1997, of approximately $2.7 million, excluding the provision for litigation expense, is due to an increase in undistributed revenues and operating and capital accruals related to recent drilling and acquisition activity. Subsequent to September 30, 1998, the Company settled the Tomcat Litigation through the payment of $1.5 million which reduced the litigation provision and increased long term debt.

        In late 1997, in conjunction with the Pioneer and Grand Gulf Acquisitions, the Bank One credit facility borrowing base was increased to $40.0 million, and the maturity extended to June 30, 2000. Under the current facility, the Company may elect to borrow at Bank One's stated rate or LIBOR plus 2.5%. The Bank One facility is secured by substantially all of the Company's oil and gas properties and is repayable through monthly borrowing base reductions of $550,000. The borrowing base is redetermined every six months or at Bank One's or Company's discretion with the next scheduled redetermination due December 1998. At September 30, 1998, the Company's borrowing base under this facility was approximately $37.6 million with debt outstanding of approximately $27.0 million. Due to the excess borrowing base over current borrowing, no current maturities for debt were reflected at September 30, 1998.

        The Bank One credit facility requires the maintenance of certain financial ratios including ratios relating to working capital, as adjusted pursuant to the credit facility, cash flow to debt service, tangible net worth and an annual limitation on general and administrative expense of 14% of revenues. In addition, the payment of dividends on Sheridan Common Stock and Sheridan Preferred Stock is restricted except that cash dividends may be paid on the Sheridan Preferred Stock if the Company has a cash flow to debt service ratio of at least 1.2 to 1. At September 30, 1998, the Company did not meet the covenant regarding tangible net worth due to the increase in provision for litigation expense or limitation on general and administrative expense of revenues. To date the Company has not received a waiver from Bank One regarding such covenants but anticipates such will be received. The Company anticipates that it will not comply with the general and administrative expense covenant until late 1998 as production is anticipated to increase as a result of drilling and recompletion activity. The Company has also requested a permanent reduction in the tangible net worth requirement due to the decrease resulting from the provision for litigation expense which is also anticipated to be received.

        The Company has certain dividend and redemption obligations related to the Sheridan Preferred Stock. For financial reporting purposes, the Sheridan Preferred Stock has both debt and equity characteristics and, accordingly, is not classified as a component of stockholders' equity. At September 30, 1998, the Sheridan Preferred Stock redemption value was $10.0 million plus accrued dividends of approximately $350,000. At the discretion of the Company, dividends may be paid in kind through the issuance of additional fully paid shares at the rate of 13.5%. The Company has no redemption obligation on the Sheridan Preferred Stock until December 15, 2002, at which time all of the Sheridan Preferred Stock then outstanding, plus any accrued dividends, must be redeemed.

LIQUIDITY AND CAPITAL RESOURCES

        For 1998, cash provided by operating activities before working capital changes was approximately $3.4 million, before the gain on property sales or provision for litigation expense.

        In connection with the Pioneer Acquisition and anthe agreement with Enron Capital & Trade Resources Corp. ("ECT"), the Company entered into swap agreements to reduce its exposure to price fluctuations on a portion of its natural gas and oil sales in 1998 and to achieve a more predictable cash flow. In 1997, the Company entered into swap agreements representing approximately 45% of 1998 natural gas production, as estimated by independent petroleum engineers, at a weighted average sales price per Mcf of approximately $2.19. In early 1998, the Company entered into swap agreements representing approximately 48% of 1998 oil production, as estimated by independent petroleum engineers, at a weighted average sales price per barrel of approximately $17.89. The fair value of the swap agreements is the amount at which they could be settled at September 30, 1998, based on the difference between the price specified in the swap agreement and the NYMEX futures contract prices existing at such date was nominal. In conjunction with the swap agreements, the Company was required to issue a letter of credit of $1.0 million to ECT through which all swap agreements are maintained. The issuance of this letter of credit does not reduce the Company's availability under the Bank One credit facility.

        At September 30, 1998, the Bank One credit facility had a borrowing base of $37.6 million with approximately $27.0 million of borrowings outstanding. The Company had letter of credit commitments, excluding the ECT letter of credit, totaling $354,000 outstanding under the credit facility, resulting in a quarter end facility availability of approximately $10.2 million. Subsequent to September 30, 1998, the Company settled the Tomcat Litigation through the payment of $1.5 million which reduced the litigation provision and increased long term debt. Further, in conjunction with the appeal of summary judgments regarding the Edwards Litigation and Samson Litigation, the Company issued letters of credit totaling approximately $4.0 million (See Note 3 of Notes to Consolidated Financial Statements - Unaudited) which reduced the Company's availability under the credit facility to $6.2 million. Considering the Company's working capital position, expected operating results and availability under the credit facility, capital resources are deemed sufficient for current operating activities. The Company, however, will be required to seek additional financing sources to effect any sizeable acquisition or expand its capital exploration program.

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


Part II.  Other Information

ITEM 1.  SUBMISSION OF MATTERS OF SECURITY HOLDERS

     None

ITEM 2.  LEGAL PROCEEDINGS

     Except as set forth in Note 3 of the Notes of Consolidated Financial Statements Unaudited included in Part 1 hereof, since the filing date of the Annual Report on Form 10-KSB, there have been no substantial developments related to the legal proceedings described therein.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     See Note 2 of the Notes of Consolidated Financial Statements - Unaudited.

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS:

         Exhibit 27 - Financial Data Schedule

     (B)  REPORTS ON FORM 8-K:

         On September 9, 1998, the Company reported under Item 5 the Edwards Litigation summary judgment against the Company.

                                 SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SHERIDAN ENERGY, INC.
                                             (Registrant)



Date:    November 16, 1998              By:   /s/ Michael A. Gerlich
                                           -------------------------
                                                  Michael A. Gerlich
                                                  Vice President and Chief
                                                  Financial Officer