Form 10QSB
period 1999-03-31
SHERIDAN ENERGY INC
filed 1999-05-14
CIK 1018355

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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
 Yes  X    No
     ---      ---

  As of May 12, 1999, there were 6,731,276 outstanding shares of Sheridan Energy, Inc. Common Stock, $.01 par value.

                             SHERIDAN ENERGY, INC.
          Report on Form 10-QSB For The Quarter Ended March 31, 1999


                                     Index


                                                                        Page

Part I.   Financial Information......................................     2

          Item 1. Financial Statements (Unaudited)...................     2

                  Consolidated Balance Sheets -
                  March 31, 1999 and December 31, 1998...............     3

                  Consolidated Statements of Operations -
                  Three Month Periods Ended March 31, 1999 and 1998..     5

                  Consolidated Statements of Cash Flows -
                  Three Month Periods Ended March 31, 1999 and 1998..     6

                  Notes to Consolidated Financial Statements.........     7

          Item 2. Management's Discussion and Analysis or
                   Plan of Operation.................................    11

Part II.  Other Information..........................................    18



Forward-Looking Statements

     Stockholders are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, statements about the costs of exploring and developing new oil and natural gas reserves, the price for which such reserves can be sold, the Company's attempts to reduce overhead and eliminate non-core assets, environmental concerns affecting the drilling of oil and natural gas wells, the effect of the Merger, pending litigation, the attempts to acquire producing and non-producing oil and gas properties, the ability of the Company to make projected capital expenditures and secure required capital and to achieve projected quarterly results and compliance with Year 2000 issues, and general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included in this Form 10-QSB will prove accurate. Because of the significant uncertainties inherent in the forward-looking statements contained in this Form 10-QSB, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                             SHERIDAN ENERGY, INC.
          Report on Form 10-QSB For the Quarter Ended March 31, 1999

                        Part 1.  Financial Information


Item 1.  Financial statements (Unaudited)

     The accompanying unaudited consolidated financial statements of Sheridan Energy, Inc. and its subsidiary, Sheridan California Energy, Inc. (SCEI), (collectively the "Company") have been prepared in accordance with Rule 310 of Regulation S-B, "Interim Financial Statements," and accordingly do not include all information and notes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. These interim financial statements reflect all adjustments (which were normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the Company's financial position as of March 31, 1999. Results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. It is recommended that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,             December 31,
                                                                                   1999                   1998
                                                                           --------------------   --------------------
                                                                               (unaudited)
                                 ASSETS                                                    (in thousands,
                                 ------                                                except for share data)
Current Assets:
  Cash and cash equivalents..............................................             $    674               $    639
  Accounts receivable, net of allowance for doubtful accounts for 1999...                                       4,097
   and 1998 of $120......................................................                5,336
  Acquisition deposit....................................................                   --                  5,800
  Other current assets...................................................                  234                    563
                                                                                      --------               --------
    Total current assets.................................................                6,244                 11,099
                                                                                      --------               --------
Property and equipment:
  Oil and natural gas properties.........................................              131,571                 75,331
  Other property and equipment...........................................                1,200                  1,025
  Accumulated depletion, depreciation and amortization...................              (22,871)               (20,398)
                                                                                      --------               --------
    Property and equipment, net..........................................              109,900                 55,958
                                                                                      --------               --------
Investment in natural gas treating plant.................................                  389                    336
Deferred tax asset.......................................................                  930                    930
Other assets, net........................................................                  914                    554
                                                                                      --------               --------
    Total other assets...................................................                2,233                  1,820
                                                                                      --------               --------
TOTAL ASSETS.............................................................             $118,377               $ 68,877
                                                                                      ========               ========


            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities...............................             $  7,780               $ 10,318
  Current portion of long-term debt......................................                4,950                  5,550
                                                                                      --------               --------
    Total current liabilities............................................               12,730                 15,868
                                                                                      --------               --------
Long-term liabilities:
  Long-term debt.........................................................               63,250                 31,950
                                                                                      --------               --------
  Other long-term liabilities............................................                7,510                     --
    Total long-term liabilities..........................................               70,760                 31,950
                                                                                      --------               --------
    Total liabilities....................................................               83,490                 47,818
                                                                                      --------               --------
Commitments and contingencies (Note 3)
Redeemable Preferred Stock:
  Series A Preferred Stock, 1,067,500 shares
   outstanding; redemption value $10,675.................................               10,675                 10,675
  Series N-A Preferred Stock, 1,300,000 shares
   outstanding, redemption value $13,000.................................               13,000                     --
                                                                                      --------               --------
    Total redeemable preferred stock.....................................               23,675                 10,675
                                                                                      --------               --------
Minority interest........................................................                1,919                     --

Stockholders' equity:
  Common Stock, 6,731,276 shares outstanding............................                    67                     67
  Additional paid-in capital............................................                29,005                 29,005
  Accumulated deficit...................................................               (19,779)               (18,688)
                                                                                      --------               --------
    Total stockholders' equity..........................................                 9,293                 10,384
                                                                                      --------               --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................              $118,377               $ 68,877
                                                                                      ========               ========

    See accompanying notes to unaudited consolidated financial statements.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                   Three Months Ended March 31,
                                                                           -------------------------------------------
                                                                                   1999                   1998
                                                                           --------------------   --------------------
                                                                                  (in thousands, except for per
                                                                                          share data)
REVENUES:
  Oil and natural gas sales............................................                $ 6,233                $ 4,452
  Natural gas gathering................................................                     51                     56
  Net gains on property sales..........................................                     --                    178
                                                                                       -------                -------
                                                                                         6,284                  4,686
                                                                                       -------                -------
COST AND EXPENSES:
  Operating expenses...................................................                  1,571                  1,487
  Treating and transportation expenses.................................                    199                    192
  Depletion, depreciation and amortization.............................                  2,473                  2,504
  General and administrative expenses..................................                  1,075                  1,144
  Exploration costs....................................................                    298                     29
                                                                                       -------                -------
                                                                                         5,616                  5,356
                                                                                       -------                -------
OPERATING INCOME (LOSS)................................................                    668                   (670)
Other income (expenses):
  Equity earnings in natural gas treating plant........................                    152                    156
  Interest expense.....................................................                 (1,197)                  (674)
                                                                                       -------                -------
                                                                                        (1,045)                  (518)
                                                                                       -------                -------
LOSS BEFORE INCOME TAXES...............................................                   (377)                (1,188)
Income tax expense.....................................................                     --                     --
                                                                                       -------                -------
NET LOSS...............................................................                   (377)                (1,188)
Preferred stock dividends..............................................                   (695)                  (359)
Minority interest......................................................                    (19)                    --
                                                                                       -------                -------
NET LOSS APPLICABLE TO COMMON STOCK....................................                $(1,091)               $(1,547)
                                                                                       =======                =======

LOSS PER SHARE:
  Basic and diluted....................................................                 $(0.16)                $(0.23)
                                                                                       =======                =======
WEIGHTED AVERAGE SHARES:
  Basic and diluted....................................................                  6,731                  6,731
                                                                                       =======                =======

    See accompanying notes to unaudited consolidated financial statements.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)


                                                                                      Three Months Ended March 31,
                                                                                ---------------------------------------
                                                                                       1999                 1998
                                                                                -------------------   -----------------
                                                                                             (in thousands)
   ........................................................................
Cash flow from operating activities:
 Net loss..................................................................               $   (377)            $(1,188)
  Adjustments to reconcile net loss to cash provided by operating activities:
    Depletion, depreciation and amortization...............................                  2,473               2,504
    Cash paid to settle litigation matters.................................                   (258)                 --
    Amortization of debt transaction costs and stock compensation..........                     64                  57
    Net gains on property sales............................................                     --                (178)
    Distribution in excess of (less than) equity earnings..................                    (53)                 69
    Changes in current operating assets and liabilities:
      Increase in accounts receivable......................................                 (1,239)             (2,354)
      Decrease in acquisition deposit......................................                  5,800                  --
      Decrease in other current assets.....................................                    329                   6
      Increase (decrease) in accounts payable and accrued liabilities......                 (2,957)              3,039
                                                                                          --------             -------
    Net cash provided by operating activities..............................                  3,782               1,955
                                                                                          --------             -------

Cash flow from investing activities:
  Capital expenditures.....................................................                (49,130)             (2,149)
  Proceeds from property sales.............................................                    225                 187
                                                                                          --------             -------
  Net cash used in investing activities....................................                (48,905)             (1,962)
                                                                                          --------             -------

Cash flow from financing activities:
  Payments on revolving credit facility....................................                 (7,000)             (3,850)
  Borrowings under revolving credit facility...............................                 37,700               3,600
  Proceeds from issuance of subsidiary Series N-A preferred stock..........                 13,000                  --
  Proceeds from issuance of subsidiary common shares.......................                  1,900                  --
  Debt transaction costs and other.........................................                   (442)                (17)
                                                                                          --------             -------
  Net cash provided by (used in) financing activities......................                 45,158                (267)
                                                                                          --------             -------
Net increase (decrease) in cash and cash equivalents.......................                     35                (274)
Cash and cash equivalents at beginning of period...........................                    639                 274
                                                                                          --------             -------
Cash and cash equivalents at end of period.................................               $    674             $  --
                                                                                          ========             =======
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
    Accrued capital expenditures to be refinanced with long-term debt......               $  7,510             $  --

     See accompanying notes to unaudited consolidated financial statements.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BUSINESS AND ACQUISITION AND EQUITY ISSUANCE

    Business

      Sheridan Energy, Inc. ("Sheridan") including its subsidiary, Sheridan California Energy, Inc. ("SCEI") (collectively the "Company") is a domestic independent energy company engaged in the production of oil and natural gas and in intrastate natural gas gathering and treating. Sheridan is the surviving entity resulting from the merger with its former parent company, TGX Corporation ("TGX").

Acquisition and Equity Issuance

      On January 25, 1999, but effective as of November 1, 1998, the Company, through SCEI, acquired approximately $58.0 million of oil and gas producing and non-producing properties in the Sacramento Basin, California ("California Properties") from Amerada Hess Corporation (the "Amerada Transaction"). In order to finance a portion of the Amerada Transaction, SCEI received a borrowing base facility from Bank One, Texas, N.A. in the amount of approximately $43.0 million. See "Note 2--Long-Term Debt and Notes Payable" and "Note 6--Other Long-Term Liabilities." In addition, the Company entered into an agreement with Calpine Corporation and CPN Production Company ("CPN"), each unaffiliated parties, pursuant to which SCEI was created to acquire and own the California Properties. CPN contributed $14.9 million in cash in exchange for $13.0 million in seven-year redeemable non-voting Series N-A Preferred Stock of SCEI (the "SCEI Preferred Stock") and 20%, valued at $1.9 million, of the outstanding common stock of SCEI. In certain circumstances, Sheridan may be entitled to acquire the common stock of SCEI held by CPN. Sheridan contributed $3.0 million in cash and $4.6 million of seismic and oil and gas producing and non-producing assets in California and received 80% of the outstanding common stock of SCEI. For information about the SCEI Preferred Stock, see "Note 7--Redeemable Preferred Stock."

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

Reclassifications

      Certain amounts from prior year have been reclassified to conform to the current year presentation.


1.   LONG-TERM DEBT AND NOTES PAYABLE

      As of March 31, 1999 and December 31, 1998 the components of long-term debt were as follows:

                                                                             March 31,               December 31,
                                                                               1999                      1998
                                                                       ---------------------    ---------------------
                                                                                      (in thousands)

Secured bank debt under revolving credit facility.............                 $68,200                  $37,500
Less current maturities.......................................                  (4,950)                  (5,550)
                                                                               -------                  -------
Long-term debt................................................                 $63,250                  $31,950
                                                                               =======                  =======

      Prior to 1997, Sheridan entered into a borrowing base facility ("Facility") with Bank One, Texas, N.A. ("Bank One"). The Bank One Facility, as of March 31, 1999, had total borrowings outstanding of $35.7 million and a borrowing base of $36.9 million and is scheduled to mature on June 30, 2001. As of March 31, 1999, Sheridan had letters of credit outstanding of $829,000 under the Bank One Facility, which further reduced Sheridan's availability under the Facility. Sheridan may elect to borrow at Bank One's stated rate (7.75% at March 31, 1999) or LIBOR (4.94% at March 31, 1999) plus 2.5%. The Bank One Facility is secured by substantially all of Sheridan's oil and gas properties and is repayable through monthly borrowing base reductions of $550,000. The borrowing base is redetermined every six months or at Bank One's discretion. After consideration of the current borrowing base and monthly facility reduction rate, current maturities of $5.0 million were reflected in the consolidated balance sheet at March 31, 1999.

          The Bank One Facility requires the maintenance of certain ratios relating to working capital, as adjusted pursuant to the Bank One Facility, tangible net worth, cash flow to debt service of 1.1 to 1.0 and annual limitations on general and administrative expenses and non-oil and gas capital expenditures. In addition, the payment of dividends on Sheridan common stock and Sheridan Series A Preferred Stock ("Sheridan Preferred Stock") is restricted except that cash dividends may be paid on the Sheridan Preferred Stock if Sheridan has a cash flow to debt service of at least 1.2 to 1. Sheridan was in default on certain of these financial covenant ratios at March 31, 1999 but has received waivers from Bank One regarding these covenants.

          In January 1999, in conjunction with the Amerada Transaction, Bank One extended a borrowing base facility (the "SCEI Facility") to SCEI, with an initial borrowing base of $43.0 million. Under the SCEI Facility, SCEI may elect to borrow at Bank One's stated rate (7.75% at March 31, 1999) or LIBOR (4.94% at March 31, 1999) plus 2.5%. The SCEI Facility is secured by substantially all of SCEI's oil and gas properties and is repayable through monthly borrowing base reductions of $450,000. The borrowing base is redetermined every six months or at Bank One's discretion. At March 31, 1999, SCEI had borrowings outstanding of $32.5 million and a borrowing base of $42.1 million, and the SCEI Facility is scheduled to mature on December 31, 2001. The SCEI Facility is repayable only by SCEI and is not an obligation of Sheridan.

          The SCEI Facility requires the maintenance of certain financial ratios including ratios relating to working capital, tangible net worth, cash flow to debt service of 1.1 to 1.0 and annual limitations on general and administrative expense and non-oil and gas capital expenditures of SCEI. In addition, the payment of dividends on SCEI common stock and preferred stock is restricted except that cash dividends may be paid on the SCEI Series N-A Preferred Stock if SCEI has a cash flow to debt service ratio of at least 1.2 to 1.0. SCEI was in compliance with all financial covenant ratios at March 31, 1999.

          Cash paid by the Company for interest during first quarter 1999 and 1998 totaled approximately $1.1 million and $635,000, respectively.

          Costs incurred regarding the establishment of the Bank One Facility and SCEI Facility are included in other assets and are being amortized over the term of the facility. As of March 31, 1999 and December 31, 1998, the remaining unamortized costs totaled $642,000 and $264,000, respectively.

3.     COMMITMENTS AND CONTINGENCIES

Litigation

          (a) In July 1992, certain unleased mineral interest owners commenced a legal action in the 19th Judicial District for East Baton Rouge, Parish, Louisiana Case No. 383844, Division "A," against TGX, as operator of three wells. The petition alleged that the unleased owners were entitled to a refund of revenues paid to TGX and other working interest owners, since first production, which were attributable to the unleased owners' proportionate unit interests and were utilized to offset the plaintiffs' proportionate share of cost associated with drilling the wells. The Company argued that any claim which arose prior to the date of the entry of the order confirming the Reorganization Plan had been discharged through bankruptcy. The Company filed a lawsuit in the U.S. Bankruptcy Court for the Western District of Louisiana (Case No. 96AP-1047) claiming such a defense. However, the Bankruptcy Court rejected that defense. Further, the Company argued that its payout notice to the unleased owners complied with statutes requirements. The Louisiana District Court, in August 1998, entered a judgment against the Company for $2.4 million, plus interest and plaintiff's court cost. In December 1998, the Company settled with approximately 85% of the plaintiffs for a cash payment of $1.3 million.
The Company was required by statute to issue a letter of credit in the amount of $476,000 to pursue its appeal for the remaining unsettled judgment. In April 1999, the remaining claimants settled this matter for $230,000. Upon settlement, the letter of credit was canceled.

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

          As a result of management's assessment of the likelihood of losses from the various litigation matters against the Company, based on advice of legal counsel and review of the facts, circumstances, and developments surrounding these litigation matters, the Company recorded provisions in late 1998 and 1997 of $2.4 million and $1.0 million, respectively, representing its estimate of losses and/or related costs and expenses associated with such litigation matters, including actual litigation settlements completed through April 30, 1999.

          From time to time, in the normal course of business, the Company is a party to other litigation matters, the outcome of which, to the extent not otherwise provided for, should not, in the opinion of management, have a material adverse effect on the Company's financial position, cash flows or results of operations.

4.     ACCOUNTS RECEIVABLE

       As of March 31, 1999 and December 31, 1998, the primary components of accounts receivable were:

                                                                              March 31,              December 31,
                                                                                 1999                    1998
                                                                              ---------              ------------
                                                                                       (in thousands)
       Accrued oil and gas sales...................................            $4,368                   $3,201
       Joint interest billing and other............................             1,088                    1,016
       Allowance for doubtful accounts.............................              (120)                    (120)
                                                                               ------                   ------
                                                                               $5,336                   $4,097
                                                                               ======                   ======

5.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      As of March 31, 1999 and December 31, 1998, the primary components of accounts payable and accrued liabilities were:

                                                                              March 31,             December 31,
                                                                                 1999                   1998
                                                                              ---------             ------------
                                                                                        (in thousands)
      Accounts payable..........................................                $2,491                  $ 2,934
      Undistributed net oil and natural gas revenues............                 2,227                    2,782
      Accrued operating and tax expenses........................                 1,363                    1,172
      Acquisition cost accruals.................................                    --                    1,881
      Accrued preferred stock dividends payable.................                   762                       85
      Provision for litigation expenses.........................                   390                      648
      Interest payable..........................................                    82                      218
      Accrued professional fees.................................                   107                      142
      Miscellaneous accruals....................................                   358                      456
                                                                                ------                  -------
                                                                                $7,780                  $10,318
                                                                                ======                  =======

6.    OTHER LONG-TERM LIABILITIES

      As of March 31, 1999, the Company had accrued additional California Property acquisition costs of $7.5 million. These accrued costs will be financed through long-term debt borrowings.

7.    REDEEMABLE PREFERRED STOCK

Series A Preferred Stock

      In December 1997, Sheridan sold 1.0 million shares of Series A Preferred Stock ("Sheridan Preferred Stock") to Enron Capital & Trade Resources, Inc. in connection with the acquisition of certain oil and gas properties. The Sheridan Preferred Stock provides for cash dividends in an amount equal to $0.60 per share payable semi-annually (a 12% annual rate) or, at the discretion of the Company, dividends may be paid by issuing additional fully paid shares of Sheridan Preferred Stock in an amount equal to .0675 additional shares (a 13.5% annual rate) for each share of Sheridan Preferred Stock then issued and outstanding. The Sheridan Preferred Stock also provides for a liquidation preference of $10 per share. The Sheridan Preferred Stock is redeemable from time to time at the discretion of the Company at certain established redemption prices, and must be redeemed on December 15, 2002, or upon the occurrence of certain defined situations, including a change of control or a default as defined in the Sheridan Preferred Stock designation.

Series N-A Preferred Stock

     On January 25, 1999, SCEI issued 1.3 million shares of SCEI Preferred Stock to CPN in connection with the Amerada Transaction. The SCEI Preferred Stock provides for cash dividends in an amount equal to $0.70 per share payable semi-annually or, at the discretion of SCEI, dividends may be paid by issuing additional fully paid and non-assessable shares of SCEI Preferred Stock in an amount equal to .07 additional shares (a 14% annual rate) for each share of SCEI Preferred Stock then issued and outstanding. The SCEI Preferred Stock also provides for a liquidation preference of $10 per share. The SCEI Preferred Stock is redeemable from time to time at the discretion of SCEI, and must be redeemed on January 25, 2006, or upon the occurrence of certain defined situations, including a change of control or a default as defined in the SCEI Preferred Stock designation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion is intended to assist in an understanding of the Company's financial position and results of operations and those presently known events, trends or uncertainties that are reasonably likely to have a material impact on the Company's future results of operations and conditions or that are reasonably likely to cause the historical financial statements not to be necessarily indicative of future operating results or condition. It should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein and the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

     Stockholders are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, statements about the costs of exploring and developing new oil and natural gas reserves, the price for which such reserves can be sold, the Company's attempts to reduce overhead and eliminate non-core assets, environmental concerns affecting the drilling of oil and natural gas wells, the effect of the Merger, pending litigation, the attempts to acquire producing and non-producing oil and gas properties, the ability of the Company to make projected capital expenditures and secure required capital and to achieve projected quarterly results and compliance with Year 2000 issues, and general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included in this Form 10-QSB will prove accurate. Because of the significant uncertainties inherent in the forward-looking statements contained in this Form 10-QSB, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

RESULTS OF OPERATIONS

General

     The following event affects the comparative results of operations and financial condition for the three month periods ended March 31, 1999 and 1998 and may impact future operations and financial conditions.

     1999 Acquisition. On January 25, 1999, but effective as of November 1, 1998, the Company, through SCEI, acquired approximately $58.0 million of California Properties through the Amerada Transaction. In order to finance a portion of the Amerada Transaction, SCEI received a borrowing base facility from Bank One, Texas, N.A. in the amount of approximately $43.0 million. See Notes 2 and 6 of "Notes to Consolidated Financial Statements (Unaudited)." In addition, the Company entered into an agreement with Calpine Corporation and CPN, each unaffiliated parties, pursuant to which SCEI was created to acquire and own the California Properties. CPN contributed $14.9 million in cash and received $13.0 million in seven-year redeemable non-voting SCEI Preferred Stock and 20% of the outstanding common stock of SCEI valued at $1.9 million. In certain circumstances, Sheridan may be entitled to acquire the common stock of SCEI held by CPN. Sheridan contributed $3.0 million in cash and $4.6 million of seismic and oil and gas producing and non-producing assets in California and received 80% of the outstanding common stock of SCEI. For information about the SCEI Preferred Stock, see Note 7 of "Notes to Consolidated Financial

Statements (Unaudited)." As a result of the Amerada Transaction being completed in late January 1999, the statement of operations' results reflect only two months of SCEI activity.

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


                                                                                 Three Months Ended March 31,
                                                                    ------------------------------------------------------
                                                                          1999                 1998             Change
                                                                    -----------------   ------------------   -------------
Production:
     Oil and condensate (Bbl)......................................           44,432               55,608            (20)%
     Natural gas (MMcf)............................................            2,607                1,697             54 %
     Total production (MMcfe)......................................            2,873                2,020             42 %
     Natural gas production as a percentage of total production....               91%                  83%            10 %

Oil, condensate and natural gas sales (in thousands, except
 percentages):
     Oil and condensate sales......................................          $   441              $   750            (41)%
     Natural gas sales.............................................          $ 5,792              $ 3,702             56 %
     Total oil, condensate and natural gas sales...................          $ 6,233              $ 4,452             40 %
     Natural gas revenues as a percentage of oil and gas revenues..               93%                  83%            12 %

Average realized price:
     Oil and condensate (per Bbl)..................................          $  9.94              $ 13.49            (26)%
     Natural gas (per Mcf).........................................          $  2.22              $  2.18              2 %

Average cost (per Mcfe):
     Operating expenses (excludes production taxes)................          $  0.48              $  0.59            (19)%
     Depreciation, depletion and amortization......................          $  0.86              $  1.24            (31)%
     General and administrative expenses...........................          $  0.37              $  0.57            (35)%


Three Months Ended March 31, 1999 ("1999") Compared to Three Months Ended March 31, 1998 ("1998")

Production

     The natural gas sales volume increase for 1999 was primarily due to two months of production from the California Properties.

Revenues

     Revenues from the sale of oil, condensate and natural gas for 1999 were approximately $6.2 million, an increase of $1.7 million, or 40%, over 1998 revenues of approximately $4.5 million. Of this increase, net sales volume increases contributed $1.8 million of additional revenues which was partially offset by an oil price decline. The average oil price per barrel for 1999 was $9.94, a decrease of $3.55 per barrel or 26% as compared to the 1998 price of $13.49. The oil price decline reduced current quarter revenues by approximately $100,000. The average realized price per Mcf of natural gas for 1999, after product price hedging, was $2.22, an increase of $0.04 per Mcf or 2% from $2.18 in 1998. Natural gas product price hedging during the first quarter of 1999 increased the average realized price per Mcf by $0.40 or natural gas revenues by approximately $1.0 million.

     For 1998, the Company recorded gains on property sales of $178,000 primarily related to the sale of undeveloped acreage.

Costs and Expenses

     Operating expenses. For 1999, total operating expenses, which includes through wellhead production costs (lifting costs), severance taxes and workover costs, increased approximately $84,000 or 6%, to approximately $1.6 million, as compared to approximately $1.5 million for 1998. Production taxes for 1999 and 1998 totaled $187,000 and $291,000, respectively. Operating expense, excluding production taxes, per Mcfe decreased 19%, from $0.59 in 1998 to $0.48 in 1999. Workover costs, which are typically included as part of operating expenses, for 1999 and 1998 totaled $215,000 and $119,000, respectively, and primarily represent discretionary remedial well activities that are implemented to enhance or increase production from existing producing zones.

     Treating and transportation expenses. Treating and transportation expense in 1999 increased to $199,000, as compared to $192,000 in 1998. These costs represent post-wellhead expenses incurred primarily to treat the Company's Comite Field gas to comply with pipeline specifications or to transport the gas to market.

     Depletion, depreciation and amortization. Depletion, depreciation, and amortization ("DD&A") expense for 1999 and 1998 was approximately $2.5 million. DD&A per Mcfe for 1999 was $0.86, as compared to $1.24 for 1998. The decrease in the per Mcfe rate reflects the lower cost basis as a result of the impairment provision of $3.2 million taken in the fourth quarter of 1998 and the lower per Mcfe DD&A rate of the California Properties. Also included in 1998 DD&A is a provision for impairment loss on oil and gas properties of $300,000. This impairment provision was due to mechanical problems on a well in Louisiana. The cost anticipated to be incurred to repair the well exceeded anticipated future recoverable reserves fair value, thus, the Company expensed the remaining unamortized cost. Salvage value was estimated to approximate abandonment cost.

     General and administrative expenses. General and administrative expense remained the same for 1999 and 1998 at approximately $1.1 million while on a units-of-production basis such costs declined significantly. For 1999, general and administrative expenses per Mcfe were $0.37 as compared to $0.57 for 1998.

     Interest expenses. Interest expense for 1999 increased to $1.2 million from $674,000 in 1998, primarily due to an increase in long-term debt resulting from the 1999 California Properties acquisition. Interest expense is anticipated to increase as a result of the completion and funding of the Amerada Transaction costs in May 1999.

Preferred Dividends

     The 1999 preferred dividend expense increase is primarily the result of issuance of the SCEI Preferred Stock. The dividend expense is based on the anticipated payment-in-kind of the Sheridan Preferred Stock and SCEI Preferred Stock through the issuance of additional fully paid and non-assessable shares.

FINANCIAL CONDITION

     At March 31, 1999, the Company had a working capital deficit of approximately $6.5 million which includes current maturities of long term debt of $5.0 million. The increase in working capital deficit from December 31, 1998 of approximately $1.7 million is due primarily to Sheridan's investment of $3.0 million in SCEI in conjunction with the California Properties acquisition.

     As of March 31, 1999, the Bank One Facility had total borrowings outstanding of $35.7 million and a borrowing base of $36.9 million and is scheduled to mature on June 30, 2001. In addition, Sheridan had letters of credit outstanding of $829,000, which further reduced Sheridan's availability under the Bank One Facility. The Bank One Facility is secured by substantially all of Sheridan's oil and gas properties and is repayable through monthly borrowing base reductions of $550,000. The borrowing base is redetermined every six months or at Bank One's discretion. After consideration of the current borrowing base and monthly facility reduction rate, current maturities of $5.0 million were reflected in the consolidated balance sheet at March 31, 1999. The Company anticipates that the Bank One Facility borrowing base will be increased to approximately $38.0 million, effective May 1, 1999, upon completion of the scheduled redetermination.

     The Bank One Facility requires the maintenance of certain ratios relating to working capital, as adjusted pursuant to the Facility, tangible net worth, cash flow to debt service of at least 1.1 to 1.0 and annual limitations on general and administrative expenses and non-oil and gas capital expenditures. In addition, the payment of dividends on Sheridan Common Stock and Sheridan Preferred Stock is restricted except that cash dividends may be paid on the Sheridan Preferred Stock if the Company has a cash flow to debt service of at least 1.2 to 1. Sheridan was in default on certain of these financial covenant ratios at March 31, 1999 but received waivers from Bank One regarding these covenants.

     At March 31, 1999, the SCEI Facility had borrowings outstanding of $32.5 million and a borrowing base of $42.1 million and a maturity of December 31, 2001. The SCEI Facility is secured by substantially all of SCEI's oil and gas properties and is repayable through monthly borrowing base reductions of $450,000. The borrowing base is redetermined every six months or at Bank One's discretion with the next scheduled redetermination for June, 1999. The SCEI Facility is repayable only by SCEI and is not an obligation of Sheridan.

     The SCEI Facility requires the maintenance of certain financial ratios including ratios relating to working capital, tangible net worth, cash flow to debt service of at least 1.1 to 1.0 and annual limitations on general and administrative expense and non-oil and gas capital expenditures of SCEI. In addition, the payment of dividends on SCEI common stock and preferred stock is restricted except that cash dividends may be paid on the SCEI Preferred Stock if SCEI has a cash flow to debt service ratio of at least 1.2 to 1.0. SCEI was in compliance with all financial covenant ratios at March 31, 1999.

     There are certain dividend and redemption obligations related to the Sheridan Preferred Stock and SCEI Preferred Stock. For financial reporting purposes, the preferred stocks have both debt and equity characteristics and, accordingly, are not classified as a component of stockholders' equity. At March 31, 1999, the Sheridan and SCEI Preferred Stock redemption values were $10.7 million and $13.0 million, respectively. There are no redemption obligations on the Sheridan and SCEI Preferred Stock until December 15, 2002 and January 15, 2006, respectively. At the respective redemption dates, the Sheridan or SCEI Preferred Stock then outstanding must be redeemed.

LIQUIDITY AND CAPITAL RESOURCES

     For 1999, cash provided by operating activities was approximately $3.8 million. Excluding working capital changes, cash provided by direct operating activities was approximately $1.8 million.

     As required by the Bank One credit agreements and the ECT Agreement, the Company entered into swap agreements to reduce its exposure to price fluctuations on a portion of its natural gas and oil sales to achieve a more predictable cash flow. As of March 31, 1999, the Company had hedged approximately 6.6 Bcf and 4.6 Bcf of 1999 and 2000 natural gas production, at a weighted average sales price per Mcf of approximately $2.29 and $2.35, respectively. In April 1999, the Company hedged 25,000 barrels of 1999 oil production at a weighted average price of $17.00 per barrel. Based on projected production, the Company has hedged approximately 25% of 1999 oil production volume and 79% and 46% of 1999 and 2000, respectively, of gas production volume.

     The Bank One Facility had a borrowing base of $36.9 million with approximately $35.7 million of borrowings outstanding at March 31, 1999. The Company also had letter of credit commitments totaling $829,000 outstanding under the Bank One Facility, resulting in a quarter end Bank One Facility availability of $371,000. The borrowing base is reduced monthly by $550,000, and all amounts are due June 30, 2001. The Company anticipates that the Bank One Facility borrowing base will be increased to approximately $38.0 million effective May 1, 1999. Considering the Company's expected operating results and anticipated increase in availability under the credit facility, capital resources are deemed sufficient for current operating activities. The Company, however, will be required to seek additional financing sources to effect any sizeable acquisition or expand its capital drilling program.

     The SCEI Facility had a borrowing base of approximately $42.1 million with approximately $32.5 million of borrowings outstanding at March 31, 1999. The borrowing base is reduced monthly by $450,000.

     At March 31, 1999 there was 1.0 and 1.3 million shares of Sheridan and SCEI Preferred Stock, respectively, outstanding with a redemption value of $10 per share. At the option of the Company, dividends on the Sheridan Preferred Stock may be paid-in-kind, semi-annually, in an amount equal to 0.0675 shares for each share then issued and outstanding (a 13.5% annual rate). The SCEI Preferred Stock provides that, at the discretion of SCEI, dividends may be paid by issuing additional fully paid and non-assessable shares of SCEI Preferred Stock in an amount equal to .07 additional shares (a 14% annual rate) for each share then issued and outstanding. The Company anticipates that all Sheridan and SCEI preferred dividends for 1999 will be paid-in-kind.

     The Company anticipates that continued development drilling and workovers will maintain or increase current production volumes. The current projected cash flows from existing properties and borrowing available under the Company's lines of credit are considered adequate to fund current operating activities.
In addition, the Company is continually evaluating opportunities for acquisition of producing properties and currently intends to pursue future production volume and reserve base growth through acquisitions. Any sizeable acquisitions will have to be financed through a combination of bank borrowings, mezzanine financing, production payments and additional equity issuance. Effective implementation of the Company's development and acquisition plans is expected to meet the Company's long-term operation and liquidity requirements.

Inflation and Changes in Prices

     The Company's revenues have been and will continue to be affected by changes in oil and natural gas prices, which have been unstable. Although the futures markets provide some indication of crude oil and natural gas prices for the subsequent 12 to 18 months, prices in the future markets are subject to substantial changes in relatively short periods of time. For management purposes, the Company assumes that oil and natural gas prices will continue to fluctuate but ultimately trend upward and that operating costs and expenses will escalate at or above the current inflation per annum rate. The principal effects of inflation on the Company relate to the costs required to drill, complete and operate oil and natural gas properties. Drilling costs, which until 1998 had been on a general upward trend, have recently been decreasing due to an industry-wide decline in drilling activity. This decrease in drilling costs is not anticipated to significantly impact the Company's current operations due to its anticipated reduction in 1999 drilling activity.

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

Year 2000

     Historically, certain computer systems, as well as certain hardware containing embedded chip technology, such as micro controllers and microprocessors, were designed to utilize a two-digit date field and consequently, they may not be able to properly recognize dates in the Year 2000. This could result in significant system failures. The Company relies on its computer-based management information systems, as well as embedded technology to operate instruments and equipment in conducting its normal business activities. Certain of these computer-based programs and embedded technology may not have been designed to function properly with respect to the application of dating systems relating to the Year 2000.

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

Part II.  Other Information

ITEM 1.   LEGAL PROCEEDINGS

     Except as set forth in Note 3 of the "Notes to Consolidated Financial Statements (Unaudited)" included in Part I hereof, since the filing date of the Annual Report on Form 10-KSB, there have been no substantial developments related to the legal proceedings described therein.

ITEM 2.   ITEM DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 3.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4.   EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits:

     Exhibit 27 - Financial Data Schedule

     b. Reports on Form 8-K:

        Form 8-K/A filed on April 9, 1999 regarding the Agreement for Purchase and Sale between Amerada Hess Corporation and the Company.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SHERIDAN ENERGY, INC.
                                      (Registrant)



Date:  May 14, 1999              By: /s/  Michael A. Gerlich
                                     -------------------------
                                      Michael A. Gerlich
                                      Vice President and Chief Financial Officer