Form 10QSB
period 1999-06-30
SHERIDAN ENERGY INC
filed 1999-08-16
CIK 1018355

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
         EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      OR

------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     As of August 16, 1999, there were 6,731,276 outstanding shares of Sheridan Energy, Inc. Common Stock, $.01 par value.

                             SHERIDAN ENERGY, INC.
           Report on Form 10-QSB For The Quarter Ended June 30, 1999


                                     Index

                                                                                  Page
Part I.    Financial Information ................................................    2

           Item 1.  Financial Statements (Unaudited) ............................    2

                    Consolidated Balance Sheets -
                    June 30, 1999 and December 31, 1998 .........................    3

                    Consolidated Statements of Operations -
                    Three and Six Month Periods Ended June 30, 1999 and 1998 .....   4

                    Consolidated Statements of Cash Flows -
                    Six Month Periods Ended June 30, 1999 and 1998 ...............   5

                    Notes to Consolidated Financial Statements ...................   6

           Item 2.  Management's Discussion and Analysis or
                     Plan of Operation ..........................................   11

Part II.   Other Information ....................................................   20

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

                             SHERIDAN ENERGY, INC.
           Report on Form 10-QSB For the Quarter Ended June 30, 1999

                        Part 1.  Financial Information


Item 1.  Financial Statements (Unaudited)

     The accompanying unaudited consolidated financial statements of Sheridan Energy, Inc. and its subsidiary, Sheridan California Energy, Inc. (SCEI), (collectively the "Company") have been prepared in accordance with Rule 310 of Regulation S-B, "Interim Financial Statements," and accordingly do not include all information and notes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. These interim financial statements reflect all adjustments (which were limited to normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the Company's financial position as of June 30, 1999. Results of operations for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. It is recommended that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,          December 31,
                                                                                       1999                1998
                                                                                ------------------  -------------------
                                                                                   (unaudited)
                              ASSETS                                              (in thousands, except for share data)
                             -------
Current Assets:
 Cash and cash equivalents.....................................................     $         714        $         639
 Accounts receivable, net of allowance for doubtful accounts for 1999
   and 1998 of $120............................................................             5,414                4,097
 Acquisition deposit...........................................................                --                5,800
 Other current assets..........................................................               664                  563
                                                                                    -------------        -------------
   Total current assets........................................................             6,792               11,099
                                                                                    -------------        -------------
Property and equipment:
 Oil and natural gas properties................................................           130,856               75,331
 Other property and equipment..................................................             1,410                1,025
 Accumulated depletion, depreciation and amortization..........................           (25,664)             (20,398)
                                                                                    -------------        -------------
   Property and equipment, net.................................................           106,602               55,958
                                                                                    -------------        -------------
Investment in natural gas treating plant.......................................               283                  336
Deferred tax asset.............................................................               930                  930
Other assets, net..............................................................               824                  554
                                                                                    -------------        -------------
   Total other assets..........................................................             2,037                1,820
                                                                                    -------------        -------------
TOTAL ASSETS...................................................................     $     115,431        $      68,877
                                                                                    =============        =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
 Accounts payable and accrued liabilities......................................     $       7,813        $      10,318
 Current portion of long-term debt.............................................             3,650                5,550
                                                                                    -------------        -------------
   Total current liabilities...................................................            11,463               15,868
                                                                                    -------------        -------------
Long-term liabilities:
 Long-term debt................................................................            67,850               31,950
 Other long-term liabilities...................................................             1,520                   --
                                                                                    -------------        -------------
   Total long-term liabilities.................................................            69,370               31,950
                                                                                    -------------        -------------
   Total liabilities...........................................................            80,833               47,818
                                                                                    -------------        -------------
Commitments and contingencies (Note 3).........................................                --                   --
Redeemable Preferred Stock:
 Series A Preferred Stock, shares outstanding 1,139,556 and 1,067,500,
   respectively; redemption value $11,396 and $10,675, respectively............            11,396               10,675
 Series N-A Preferred Stock, 1,378,900 shares
   outstanding, redemption value $13,789.......................................            13,789                   --
                                                                                    -------------        -------------
   Total redeemable preferred stock............................................            25,185               10,675
                                                                                    -------------        -------------
Minority interest..............................................................             1,789                   --
Stockholders' equity:
 Common Stock, 6,731,276 shares outstanding....................................                67                   67
 Additional paid-in capital....................................................            29,005               29,005
 Accumulated deficit...........................................................           (21,448)             (18,688)
                                                                                    -------------        -------------
   Total stockholders' equity..................................................             7,624               10,384
                                                                                    -------------        -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................     $     115,431        $      68,877
                                                                                    =============        =============

     See accompanying notes to unaudited consolidated financial statements.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              Three Months Ended June 30,       Six Months Ended June 30,
                                                            -------------------------------    ---------------------------
                                                                 1999              1998            1999           1998
                                                            ---------------    ------------    ------------   ------------
                                                                    (in thousands, except for per share data)
REVENUES:
Oil and natural gas sales.................................   $   7,028          $    4,612      $   13,261     $    9,064
Natural gas gathering.....................................          68                  63             119            119
Net gain (loss) on property sales.........................        (138)                  8            (138)           186
                                                             ---------          ----------      ----------     ----------
                                                                 6,958               4,683          13,242          9,369
                                                             ---------          ----------      ----------     ----------
COST AND EXPENSES:
Operating expenses........................................       1,653               1,489           3,224          2,976
Treating and transportation expenses......................         202                 221             401            413
Depletion, depreciation and amortization..................       2,793               2,427           5,266          4,931
General and administrative expenses.......................       1,201               1,003           2,276          2,147
Exploration costs.........................................         750                   1           1,048             30
                                                             ---------          ----------      ----------     ----------
                                                                 6,599               5,141          12,215         10,497
                                                             ---------          ----------      ----------     ----------
OPERATING INCOME (LOSS)...................................         359                (458)          1,027         (1,128)
Other income (expenses):
Equity earnings in natural gas treating plant.............         172                 157             324            313
Interest expense..........................................      (1,500)               (807)         (2,697)        (1,481)
                                                             ---------          ----------      ----------     ----------
                                                                (1,328)               (650)         (2,373)        (1,168)
                                                             ---------          ----------      ----------     ----------
LOSS BEFORE INCOME TAXES..................................        (969)             (1,108)         (1,346)        (2,296)
Income tax expense (benefit)..............................          --                  --              --             --
                                                             ---------          ----------      ----------     ----------
NET LOSS..................................................        (969)             (1,108)         (1,346)        (2,296)
Preferred stock dividends.................................        (830)               (274)         (1,525)          (633)
Minority interest.........................................         (92)                 --            (111)            --
                                                             ---------          ----------      ----------     ----------
NET LOSS APPLICABLE TO COMMON STOCK.......................   $  (1,891)         $   (1,382)     $   (2,982)    $   (2,929)
                                                             =========          ==========      ==========     ==========

LOSS PER SHARE:
Basic and diluted.........................................   $   (0.28)         $    (0.21)     $    (0.44)    $    (0.44)
                                                             =========          ==========      ==========     ==========
WEIGHTED AVERAGE SHARES:
Basic and diluted.........................................       6,731               6,731           6,731          6,731
                                                             =========          ==========      ==========     ==========

    See accompanying notes to unaudited consolidated financial statements.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                                        Six Months Ended June 30,
                                                                                       --------------------------
                                                                                           1999           1998
                                                                                       ------------   -----------
                                                                                             (in thousands)
Cash flow from operating activities:
 Net loss.........................................................................     $     (1,346)  $    (2,296)
 Adjustments to reconcile net loss to cash provided by operating activities:
  Depletion, depreciation and amortization........................................            5,266         4,931
  Cash paid to settle litigation matters..........................................             (488)           --
  Amortization of debt transaction costs..........................................              156           114
  Net gain (loss) on property sales...............................................              138          (186)
  Distribution in excess of equity earnings.......................................               53           113
  Changes in current operating assets and liabilities:
   Increase in accounts receivable................................................           (1,317)       (1,677)
   Decrease in acquisition deposit................................................            5,800            --
   Increase in other current assets...............................................             (101)         (347)
   Increase (decrease) in accounts payable and accrued liabilities................           (1,997)        3,233
                                                                                       ------------   -----------
  Net cash provided by operating activities.......................................            6,164         3,885
                                                                                       ------------   -----------

Cash flow from investing activities:
 Capital expenditures.............................................................          (57,120)       (8,713)
 Proceeds from property sales.....................................................            2,592           186
                                                                                       ------------   -----------
 Net cash used in investing activities............................................          (54,528)       (8,527)
                                                                                       ------------   -----------

Cash flow from financing activities:
 Payments on revolving credit facility............................................          (16,050)       (8,000)
 Borrowings under revolving credit facility.......................................           50,050        12,375
 Proceeds from issuance of subsidiary Series N-A preferred stock..................           13,000            --
 Proceeds from issuance of subsidiary common shares...............................            1,900            --
 Debt transaction costs and other.................................................             (461)           (7)
                                                                                       ------------   -----------
 Net cash provided by financing activities........................................           48,439         4,368
                                                                                       ------------   -----------
Net increase (decrease) in cash and cash equivalents..............................               75          (274)
Cash and cash equivalents at beginning of period..................................              639           274
                                                                                       ------------   -----------
Cash and cash equivalents at end of period........................................     $        714   $        --
                                                                                       ------------   -----------

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
 Accrued capital expenditures to be refinanced with long-term debt................     $      1,520   $        --
 Preferred dividends paid through the issuance of additional shares...............     $      1,510   $        --

     See accompanying notes to unaudited consolidated financial statements.

                     SHERIDAN ENERGY, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BUSINESS AND ACQUISITION AND EQUITY ISSUANCE AND ACCOUNTING POLICIES

Business

     Sheridan Energy, Inc. ("Sheridan") including its subsidiary, Sheridan California Energy, Inc. ("SCEI") (collectively the "Company") is a domestic independent energy company engaged in the production of oil and natural gas and in intrastate natural gas gathering and treating. Sheridan is the surviving entity resulting from the merger, effective June 12, 1997, (the "Merger") with its former parent company, TGX Corporation ("TGX").

Acquisition and Equity Issuance

     On January 25, 1999, but effective as of November 1, 1998, the Company, through SCEI, acquired approximately $58.0 million of oil and gas producing and non-producing properties in the Sacramento Basin, California ("California Properties") from Amerada Hess Corporation (the "Amerada Transaction"). In order to finance a portion of the Amerada Transaction, SCEI received a borrowing base facility from Bank One, Texas, N.A. in the amount of approximately $43.0 million. See "Note 2--Long-Term Debt and Notes Payable" and "Note 6--Other Long-Term Liabilities." In addition, the Company entered into an agreement with Calpine Corporation and CPN Production Company ("CPN"), each unaffiliated parties, pursuant to which SCEI was created to acquire and own the California Properties. CPN contributed $14.9 million in cash in exchange for $13.0 million in seven-year redeemable non-voting Series N-A Preferred Stock of SCEI (the "SCEI Preferred Stock") and 20% of the outstanding common stock of SCEI valued at $1.9 million. In certain circumstances, Sheridan may be entitled to acquire the common stock of SCEI held by CPN. In other instances, including a change of control of the Company, CPN may have the option to require SCEI to redeem the SCEI Preferred Stock. Sheridan contributed $3.0 million in cash and $4.6 million of seismic and oil and gas producing and non-producing assets in California and received 80% of the outstanding common stock of SCEI. For further information about the SCEI Preferred Stock, see "Note 7--Redeemable Preferred Stock."

Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 provides, if certain conditions are met, that a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge) or (2) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge). Under SFAS No. 133, the accounting for changes in fair value of a derivative depends on its intended use and designation. For a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For all other items not designated as hedging instruments, the gain or loss is recognized in earnings in the period of change. The Company is required to adopt this Statement by the first quarter of 2001 and is currently assessing its effect on the consolidated financial statements.

Reclassifications

     Certain amounts from the prior year have been reclassified to conform to the current year presentation.

2.   LONG-TERM DEBT AND NOTES PAYABLE

     As of June 30, 1999 and December 31, 1998 the components of long-term debt were as follows:

                                                                               June 30,   December 31,
                                                                                 1999         1998
                                                                                 ----         ----
                                                                                   (in thousands)
          Secured bank debt under revolving credit facilities..            $     71,500   $    $37,500
          Less current maturities..............................                  (3,650)        (5,550)
                                                                           ------------   ------------
          Long-term debt.......................................            $     67,850   $     31,950
                                                                           ============   ============


     Prior to 1997, Sheridan entered into a borrowing base facility ("Facility") with Bank One, Texas, N.A. ("Bank One"). The Bank One Facility, as of June 30, 1999, had total borrowings outstanding of $33.5 million and a borrowing base of $36.5 million and is scheduled to mature on June 30, 2001. As of June 30, 1999, Sheridan had letters of credit outstanding of $104,000 under the Bank One Facility, which further reduced Sheridan's availability under the Facility. Sheridan may elect to borrow at Bank One's stated rate (the "Bank One Stated Rate") (7.75% at June 30, 1999) or LIBOR (5.21% at June 30, 1999) plus 2.5% (the
"LIBOR Rate") or a combination thereof. As of June 30, 1999, Sheridan had $33.3 million of borrowings at the LIBOR Rate with the remainder of the borrowings outstanding at the Bank One Stated Rate. The Bank One Facility is secured by substantially all of Sheridan's oil and gas properties and is repayable through monthly borrowing base reductions of $550,000. The borrowing base is redetermined every six months or at Bank One's discretion. After consideration of the current borrowing base and monthly facility reduction rate, current maturities of $3.7 million were reflected in the consolidated balance sheet at June 30, 1999.

     The Bank One Facility requires the maintenance of certain ratios relating to working capital, as adjusted pursuant to the Bank One Facility, tangible net worth, cash flow to debt service of at least 1.1 to 1.0 and annual limitations on general and administrative expenses and non-oil and gas capital expenditures. In addition, the payment of dividends on Sheridan common stock and Sheridan Series A Preferred Stock ("Sheridan Preferred Stock") is restricted except that cash dividends may be paid on the Sheridan Preferred Stock if Sheridan has a cash flow to debt service of at least 1.2 to 1. Sheridan was in default on certain of these financial covenant ratios at June 30, 1999 but has received waivers from Bank One regarding these covenants.

     In January 1999, in conjunction with the Amerada Transaction, Bank One extended a borrowing base facility (the "SCEI Facility") to SCEI, with an initial borrowing base of $43.0 million. Under the SCEI Facility, SCEI may elect to borrow at the Bank One Stated Rate or the LIBOR Rate or a combination thereof. As of June 30, 1999, SCEI had $37.0 million of borrowings at the LIBOR Rate with the remainder of the borrowings outstanding at the Bank One Stated Rate. The SCEI Facility is secured by substantially all of SCEI's oil and gas properties and is repayable through monthly borrowing base reductions of $450,000. The borrowing base is redetermined every six months or at Bank One's discretion with the next redetermination scheduled for August 1999. At June 30, 1999, SCEI had borrowings outstanding of $38.0 million and a borrowing base of $40.8 million, and the SCEI Facility is scheduled to mature on December 31, 2001. In addition, SCEI had letters of credit outstanding of $1.5 million under the Bank One Facility, which reduced SCEI's availability under the Facility. Based on Bank One's review, SCEI's borrowing base shall increase to a minimum of $45.0 million, effective July 1, 1999, and thus no current maturities are reflected. The SCEI Facility is repayable only by SCEI and is not an obligation of Sheridan.

     The SCEI Facility requires the maintenance of certain financial ratios including ratios relating to working capital, tangible net worth, cash flow to debt service of at least 1.1 to 1.0 and annual limitations on general and administrative expense and non-oil and gas capital expenditures of SCEI. In addition, the payment of dividends on SCEI common stock and preferred stock is restricted except that cash dividends may be paid on the SCEI Series N-A Preferred Stock if SCEI has a cash flow to debt service ratio of at least 1.2 to
1.0. SCEI was in compliance with all financial covenant ratios at June 30, 1999.

     Cash paid by the Company for interest for the six months ended June 30, 1999 and 1998 totaled approximately $2.4 million and $1.5 million, respectively.

     Costs incurred regarding the establishment of the Bank One Facility and SCEI Facility are included in other assets and are being amortized over the term of the facility. As of June 30, 1999 and December 31, 1998, the remaining unamortized costs totaled $570,000 and $264,000, respectively.

3.   COMMITMENTS AND CONTINGENCIES

Litigation

     (a) In July 1992, certain unleased mineral interest owners commenced a legal action in the 19th Judicial District for East Baton Rouge, Parish, Louisiana Case No. 383844, Division "A," against TGX, as operator of three wells. The petition alleged that the unleased owners were entitled to a refund of revenues paid to TGX and other working interest owners, since first production, which were attributable to the unleased owners' proportionate unit interests and were utilized to offset the plaintiffs' proportionate share of cost associated with drilling the wells. Sheridan argued that any claim which arose prior to the date of the entry of the order confirming the Reorganization Plan had been discharged through bankruptcy. Sheridan filed a lawsuit in the U.S. Bankruptcy Court for the Western District of Louisiana (Case No. 96AP-1047) claiming such a defense. However, the Bankruptcy Court rejected that defense. Further, Sheridan argued that its payout notice to the unleased owners complied with statutes requirements. The Louisiana District Court, in August 1998, entered a judgment against the Company for $2.4 million, plus interest and plaintiff's court cost. In December 1998, Sheridan settled with approximately 85% of the plaintiffs for a cash payment of $1.3 million. Sheridan was required by statute to issue a letter of credit in the amount of $476,000 to pursue its appeal for the remaining unsettled judgment. In April 1999, the remaining claimants settled this matter for $230,000. Upon settlement, the letter of credit was canceled.

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

     (c) In May 1982, Samson Resources Company ("Samson") brought suit against TGX in the United States District Court for the Western District of Oklahoma alleging that Sheridan owed Samson for its under-production on a well in Oklahoma. Sheridan argued that the claim which arose prior to the date of the entry of the order confirming the Reorganization Plan had been discharged through bankruptcy. The Oklahoma District Court, in August 1998, entered a judgment against the Company for $205,000, plus interest and plaintiff court costs. In February 1999, Sheridan agreed to settle this lawsuit by paying $258,000 and receiving a full release regarding this matter.

     As a result of management's assessment of the likelihood of losses from the various litigation matters against the Company, based on advice of legal counsel and review of the facts, circumstances, and developments surrounding these litigation matters, the Company recorded provisions in late 1998 and 1997 of $2.4 million and $1.0 million, respectively, representing its estimate of losses and/or related costs and expenses associated with such litigation matters, including actual litigation settlements completed through April 30, 1999. As of June 30, 1999, the Company had $160,000 of accrued liability related to the various outstanding litigation matters and related costs.

     From time to time, in the normal course of business, the Company is a party to other litigation matters, the outcome of which, to the extent not otherwise provided for, should not, in the opinion of management, have a material adverse effect on the Company's financial position, cash flows or results of operations.

4.   ACCOUNTS RECEIVABLE

     As of June 30, 1999 and December 31, 1998, the primary components of accounts receivable were:

                                                           June 30,    December 31,
                                                             1999          1998
                                                             ----          ----
                                                               (in thousands)
Accrued oil and gas sales.........................      $       4,215  $      3,201
Joint interest billing and other..................              1,319         1,016
Allowance for doubtful accounts...................               (120)         (120)
                                                        -------------  ------------
                                                        $       5,414  $      4,097
                                                        =============  ============

5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     As of June 30, 1999 and December 31, 1998, the primary components of accounts payable and accrued liabilities were:

                                                           June 30,    December 31,
                                                             1999          1998
                                                             ----          ----
                                                                 (in thousands)
Accounts payable..................................      $       1,927  $      2,934
Undistributed net oil and natural gas revenues....              2,824         2,782
Accrued operating and tax expenses................              1,590         1,172
Acquisition cost accruals.........................                 --         1,881
Accrued preferred stock dividends payable.........                 64            85
Accrued litigation expenses.......................                160           648
Interest payable..................................                390           218
Accrued professional fees.........................                 93           142
Notes payable.....................................                236            42
Miscellaneous accruals............................                529           414
                                                        -------------  ------------
                                                        $       7,813  $     10,318
                                                        =============  ============

6.   OTHER LONG-TERM LIABILITIES

     As of June 30, 1999, SCEI had accrued acquisition costs of $1.5 million related to certain properties in California. Pursuant to an agreement, these accrued costs will be financed through long-term debt borrowings.

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

SERIES N-A PREFERRED STOCK

     On January 25, 1999, SCEI issued 1.3 million shares of SCEI Preferred Stock to CPN in connection with the Amerada Transaction. The SCEI Preferred Stock provides for cash dividends in an amount equal to $0.625 per share payable semi-annually (a 12.5% annual rate) or, at the discretion of SCEI, dividends may be paid by issuing additional fully paid and non-assessable shares of SCEI Preferred Stock in an amount equal to .07 additional shares (a 14% annual rate) for each share of SCEI Preferred Stock then issued and outstanding. The SCEI Preferred Stock also provides for a liquidation preference of $10 per share. The SCEI Preferred Stock is redeemable from time to time at the discretion of SCEI, and must be redeemed on January 25, 2006. In addition, upon the occurrence of certain defined situations, including a change of control or a default as defined in the SCEI Preferred Stock designation, the SCEI Preferred Stock grants an option to the holder to require a redemption of the SCEI Preferred Stock.

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

RESULTS OF OPERATIONS

General

     The following event affects the comparative results of operations and financial condition for the three and six month periods ended June 30, 1999 and 1998 and will impact future operations and financial condition.

     1999 Acquisition. On January 25, 1999, but effective as of November 1, 1998, the Company, through SCEI, acquired approximately $58.0 million of California Properties through the Amerada Transaction. In order to finance a portion of the Amerada Transaction, SCEI received a borrowing base facility from Bank One, Texas, N.A. in the amount of approximately $43.0 million. See Notes 2 and 6 of "Notes to Consolidated Financial Statements (Unaudited)." In addition, the Company entered into an agreement with Calpine Corporation and CPN, each unaffiliated parties, pursuant to which SCEI was created to acquire and own the California Properties. CPN contributed $14.9 million in cash and received $13.0 million in seven-year redeemable non-voting SCEI Preferred Stock and 20% of the outstanding common stock of SCEI valued at $1.9 million. In certain circumstances, Sheridan may be entitled to acquire the common stock of SCEI held by CPN. Sheridan contributed $3.0 million in cash and $4.6 million of seismic and oil and gas producing and non-producing assets in California and received 80% of the outstanding common stock of SCEI. For information about the SCEI Preferred Stock, see Note 7 of "Notes to Consolidated Financial

Statements (Unaudited)." As a result of the Amerada Transaction having been completed in late January 1999, the statements of operations reflect only five months of SCEI activity.

Three Months Ended June 30, 1999 ("1999") Compared to Three Months Ended June 30, 1998 ("1998")

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

                                                                                      THREE MONTHS ENDED JUNE 30,
                                                                            ----------------------------------------------
                                                                                 1999              1998           Change
                                                                            ---------------   --------------  -------------
Production:
  Oil and condensate (Bbl)..................................................       43,761         49,878          (12)%
  Natural gas (MMcf) (includes liquids).....................................        3,266          1,946           68%
  Total production (MMcfe)..................................................        3,529          2,245           57%
  Natural gas production as a percentage of total production................           93%            87%           7%

Oil, condensate and natural gas sales (in thousands, except
percentages):
  Oil and condensate sales..................................................     $    650       $    713           (9)%
  Natural gas sales.........................................................     $  6,378       $  3,899           64%
  Total oil, condensate and natural gas sales...............................     $  7,028       $  4,612           52%
  Natural gas revenues as a percentage of oil and gas revenues..............           91%            85%           7%

Average realized price (includes price hedges):
  Oil and condensate (per Bbl)..............................................     $  14.85       $  14.29            4%
  Natural gas (per Mcf).....................................................     $   1.95       $   2.00           (3)%

Average cost (per Mcfe):
  Operating expenses (excludes production taxes)............................     $   0.41        $  0.54          (24)%
  Depreciation, depletion and amortization..................................     $   0.79        $  1.08          (27)%
  General and administrative expenses.......................................     $   0.34        $  0.45          (24)%


Production

     The MMcfe production increase for 1999 was primarily due to three months of production from the California Properties of approximately 1,851 MMcfe. Excluding California Properties production, total MMcfe 1999 production would have declined 567 MMcfe or 25% from 1998 primarily due to property sales.

Revenues

     Revenues from the sale of oil, condensate and natural gas for 1999 were approximately $7.0 million, an increase of $2.4 million over 1998 revenues of approximately $4.6 million. Of this increase, net sales volume increases contributed $2.6 million of additional revenues which was partially offset by a gas price decline. The average realized price per Mcf of natural gas for 1999, after product price hedging, was $1.95, a decrease of $0.05 per Mcf or 3% from $2.00 in 1998. Natural gas product price hedging during the second quarter of 1999 increased the average realized price per Mcf by $0.04 and natural gas revenues by approximately $131,000, while 1998 gas price hedging decreased the average realized price per Mcf by $0.03 and natural gas revenues by approximately $58,000. Currently, the Company has 2,400 MMcf of its gas production, or approximately 78% of third quarter 1999 proved developed producing reserves, as estimated by the Company's independent petroleum engineers, hedged at a weighted average price per Mcf of $2.35. In addition, the Company has 15,000 barrels of oil or approximately 43% of third quarter 1999 proved developed producing reserves, as estimated by the Company's independent petroleum engineers, hedged at a weighted average price per barrel of $17.10.

Costs and Expenses

     Operating expenses. For 1999, total operating expenses, which includes through-wellhead production costs (lifting costs), severance taxes and workover costs, increased approximately $164,000 or 11%. Production taxes for 1999 and 1998 totaled $219,000 and $259,000, respectively. Operating expense, excluding production taxes, per Mcfe decreased 24%, from $0.54 in 1998 to $0.41 in 1999 primarily due to lower operating expenses related to the California Properties and lower workover costs. Workover costs for 1999 and 1998 totaled $25,000 and $156,000, respectively, and primarily represent discretionary remedial well activities that were implemented to enhance or increase production from existing producing zones.

     Treating and transportation expenses. Treating and transportation expense in 1999 decreased to $202,000, as compared to $221,000 in 1998 primarily due to production declines. These costs represent post-wellhead expenses incurred primarily to treat the Company's Comite Field gas to comply with pipeline specifications or to transport the gas to market.

     Depletion, depreciation and amortization. Depletion, depreciation, and amortization ("DD&A") expense for 1999 and 1998 was approximately $2.8 million and $2.4 million, respectively. DD&A per Mcfe for 1999 was $0.79, as compared to $1.08 for 1998. The decrease in the per Mcfe rate reflects the lower cost basis as a result of the impairment provision of $3.2 million taken in the fourth quarter of 1998 and the lower per Mcfe DD&A rate related to the California Properties.

     General and administrative expenses. General and administrative expenses for 1999 and 1998 were approximately $1.2 million and $1.0 million, respectively. For 1999, the increase in general and administrative expenses is primarily the result of higher personnel costs partially offset by lower legal expenses.

     Exploration Costs. Exploration cost in 1999 of approximately $750,000 was the result of the Company's participation in four gross (1.7 net) unsuccessful wells and higher delay rental expenses related to the California Properties.

     Interest expense. Interest expense for 1999 increased to $1.5 million from $807,000 in 1998, primarily due to an increase in long-term debt resulting from the 1999 California Properties acquisition. Interest expense is anticipated to increase in the third quarter of 1999 as a result of the completion and funding of the majority of the California Properties acquisition in June 1999 and increasing interest rates.

Preferred Dividends

     The 1999 preferred dividend increase is primarily the result of issuance of the SCEI Preferred Stock. The dividend expense is based on the anticipated payment-in-kind of the Sheridan Preferred Stock and SCEI Preferred Stock through the issuance of additional fully paid and non-assessable shares of each.

Six Months Ended June 30, 1999 ("1999") Compared to Six Months Ended June 30, 1998 ("1998")

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

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                    -------------------------------------------------
                                                                         1999             1998             Change
                                                                    -------------    -------------    ---------------
Production:
 Oil and condensate (Bbl).........................................     88,093          105,486             (16)%
 Natural gas (MMcf) (includes liquids)............................      5,873            3,632              62%
 Total production (MMcfe).........................................      6,402            4,265              50%
 Natural gas production as a percentage of total production.......         92%              85%              8%

Oil, condensate and natural gas sales (in thousands, except
percentages):
 Oil and condensate sales.........................................  $   1,091         $  1,463             (25)%
 Natural gas sales................................................  $  12,170         $  7,601              60%
 Total oil, condensate and natural gas sales......................  $  13,261         $  9,064              46%
 Natural gas revenues as a percentage of oil and gas revenues.....         92%              84%             10%

Average realized price (includes price hedges):
 Oil and condensate (per Bbl).....................................  $   12.38         $  13.87             (11)%
 Natural gas (per Mcf)............................................  $    2.07         $   2.09              (1)%

Average cost (per Mcfe):
 Operating expenses (excludes production taxes)...................  $    0.44         $   0.56             (21)%
 Depreciation, depletion and amortization.........................  $    0.82         $   1.07             (23)%
 General and administrative expenses..............................  $    0.36         $   0.50             (28)%

Production

     The MMcfc production increase for 1999 was primarily due to five months of production from the California Properties of approximately 3, 012 MMcfe. Excluding California Properties production, total MMcfe 1999 production would have declined by 875 MMcfe or 21% from 1998 primarily due to property sales.

Revenues

     Revenues from the sale of oil, condensate and natural gas for 1999 were approximately $13.3 million, an increase of $4.2 million, over 1998 revenues of approximately $9.1 million. Of this increase, net sales volume increases contributed $4.4 million of additional revenues which was partially offset by oil and gas price declines. The average oil price per barrel for 1999 was $12.38, a decrease of $1.49 per barrel or 11% as compared to the 1998 price of $13.87. The oil price decline reduced first half revenues by approximately $131,000. The average realized price per Mcf of natural gas for 1999, after product price hedging, was $2.07, a decrease of $0.02 per Mcf or 1% from $2.09 in 1998. Natural gas product price hedging during the first half of 1999 increased the average realized price per Mcf by $0.20 and natural gas revenues by approximately $1.2 million while 1998 gas price hedging activity decreased the average realized price by $0.05 per Mcf and natural gas revenues by approximately $158,000. Currently, for the remainder of 1999, the Company has 4,800 MMcf of its gas production, or approximately 78% of remaining 1999 proved developed producing reserves, as estimated by the Company's independent petroleum engineers, hedged at a weighted average price per Mcf of approximately $2.35 and 30,000 barrels of projected oil production hedged at a weighted average price of approximately $17.10 per barrel or 43% of estimated production. In addition, for the year 2000, the Company has 5,760 MMcf of gas production hedged or approximately 56% of proved developed producing reserves, as estimated by the Company's independent petroleum engineers, at a weighted average price per Mcf of approximately $2.47 and no oil hedge.

     For the first half of 1999, the Company recorded a loss on proved property sales of $138,000 as compared to a gain on undeveloped acreage sales of $186,000 in 1998.

Costs and Expenses

     Operating expenses. For 1999, total operating expenses, which includes through-wellhead production costs (lifting costs), severance taxes and workover costs, increased approximately $248,000. Production taxes for 1999 and 1998 totaled $406,000 and $550,000, respectively. Operating expense, excluding production taxes, per Mcfe decreased 21%, from $0.56 in 1998 to $0.44 in 1999 primarily due to lower operating expenses on the California Properties and lower workover costs. Workover costs for 1999 and 1998 totaled $240,000 and $275,000, respectively, and primarily represent discretionary remedial well activities that are implemented to enhance or increase production from existing producing zones.

     Treating and transportation expenses. Treating and transportation expense in 1999 decreased to $401,000, as compared to $413,000 in 1998 primarily due to production declines. These costs represent post-wellhead expenses incurred primarily to treat the Company's Comite Field gas to comply with pipeline specifications or to transport the gas to market.

     Depletion, depreciation and amortization. Depletion, depreciation, and amortization ("DD&A") expense for 1999 and 1998 was approximately $5.3 million and $4.9 million, respectively. DD&A per Mcfe for 1999 was $0.82, as compared to $1.07 for 1998. The decrease in the per Mcfe rate reflects the lower cost basis as a result of the impairment provision of $3.2 million taken in the fourth quarter of 1998 and the lower per Mcfe DD&A rate related to the California Properties. Also included in 1998 DD&A is a provision for impairment loss on oil and gas properties of $300,000. This impairment provision was due to mechanical problems on a well in Louisiana.

     General and administrative expenses. General and administrative expenses for 1999 and 1998 were approximately $2.3 million and $2.1 million, respectively. The increase in general and administrative expenses is primarily the result of higher personnel costs offset by lower legal expenses.

     Exploration costs. Exploration costs for 1999 and 1998 were $1.1 million and $30,000, respectively. The 1999 exploration costs reflects the Company's participation to date in four gross (1.7 net) unsuccessful wells and higher delay rental expenses.

     Interest expense. Interest expense for 1999 increased to $2.7 million from $1.5 million in 1998, primarily due to an increase in long-term debt resulting from the 1999 California Properties acquisition. Interest expense is anticipated to increase throughout the remainder of 1999 due to the completion and funding of the California Properties acquisition in June 1999 and increasing interest rates.

Preferred Dividends

     The 1999 preferred dividend increase is primarily the result of issuance of the SCEI Preferred Stock. The dividend is based on the anticipated payment-in-kind of the Sheridan Preferred Stock and SCEI Preferred Stock through the issuance of additional fully paid and non-assessable shares of each.

FINANCIAL CONDITION

     At June 30, 1999, the Company had a working capital deficit of approximately $4.7 million which includes current maturities of long term debt of $3.7 million. The working capital deficit was relatively unchanged compared to December 31, 1998 deficit of approximately $4.8 million.

     As of June 30, 1999, the Sheridan Bank One Facility had total borrowings outstanding of $33.5 million and a borrowing base of $36.5 million and such facility is scheduled to mature on June 30, 2001. In addition, Sheridan had letters of credit outstanding of $104,000, which further reduced Sheridan's availability under the Bank One Facility. The Bank One Facility is secured by substantially all of Sheridan's oil and gas properties and is repayable through monthly borrowing base reductions of $550,000. The borrowing base is redetermined every six months or at Bank One's discretion. After consideration of the current borrowing base and monthly facility reduction rate, current maturities of $3.7 million were reflected in the consolidated balance sheet at June 30, 1999.

     The Bank One Facility requires the maintenance of certain ratios relating to working capital, as adjusted pursuant to the Facility, tangible net worth, cash flow to debt service of at least 1.1 to 1.0 and annual limitations on general and administrative expenses and non-oil and gas capital expenditures. In addition, the payment of dividends on Sheridan Common Stock and Sheridan Preferred Stock is restricted except that cash dividends may be paid on the Sheridan Preferred Stock if the Company has a cash flow to debt service of at least 1.2 to 1. Sheridan was in default on certain of these financial covenant ratios at June 30, 1999 but received waivers from Bank One regarding these covenants.

     At June 30, 1999, the SCEI Facility had borrowings outstanding of $38.0 million and a borrowing base of $40.8 million and a maturity of December 31, 2001. In addition, SCEI had letters of credit outstanding of $1.5 million. The SCEI Facility is secured by substantially all of SCEI's oil and gas properties and is repayable through monthly borrowing base reductions of $450,000. The borrowing base is redetermined every six months or at Bank One's discretion with the next scheduled redetermination for August, 1999. Based on Bank One's review, SCEI's borrowing base shall increase to a minimum of $45.0 million, effective July 1, 1999. The SCEI Facility is repayable only by SCEI and is not an obligation of Sheridan.

     The SCEI Facility requires the maintenance of certain financial ratios including ratios relating to working capital, tangible net worth, cash flow to debt service of at least 1.1 to 1.0 and annual limitations on general and administrative expense and non-oil and gas capital expenditures of SCEI. In addition, the payment of dividends on SCEI common stock and preferred stock is restricted except that cash dividends may be paid on the SCEI Preferred Stock if SCEI has a cash flow to debt service ratio of at least 1.2 to 1.0. SCEI was in compliance with all financial covenant ratios at June 30, 1999.

     There are certain dividend and redemption obligations related to the Sheridan Preferred Stock and SCEI Preferred Stock. For financial reporting purposes, the preferred stocks have both debt and equity characteristics and, accordingly, are not classified as a component of stockholders' equity. At June 30, 1999, the Sheridan and SCEI Preferred Stock redemption values were $11.4 million and $13.8 million, respectively. There are no mandatory redemption obligations on the Sheridan and SCEI Preferred Stock until December 15, 2002 and January 15, 2006, respectively. At the respective redemption dates, the Sheridan or SCEI Preferred Stock then outstanding must be redeemed. However, in certain circumstances, including a change of control as defined in their respective Preferred Stock designations, the holders of the respective shares of Preferred Stock have an option to require Sheridan or SCEI to redeem their respective shares of Preferred Stock. Based on Sheridan's and SCEI's current financial condition, neither company currently has the financial resources to redeem their respective Preferred Stock if mandatory redemption was required.

LIQUIDITY AND CAPITAL RESOURCES

     For 1999, cash provided by operating activities was approximately $6.2 million. Excluding working capital changes, cash provided by direct operating activities was approximately $3.8 million.

     As required by the Bank One credit agreements and the ECT Agreement, the Company entered into swap agreements to reduce its exposure to price fluctuations on a portion of its natural gas and oil sales and to achieve a more predictable cash flow. As of June 30, 1999, the Company had hedged approximately 2.4 Bcf and 5.8 Bcf of 1999 and 2000 natural gas production, respectively, at a weighted average sales price per Mcf of approximately $2.35 and $2.47, respectively, and 30,000 barrels of 1999 oil production at a weighted average price of $17.10 per barrel. Based on proved developed producing reserves as estimated by the Company's independent petroleum engineers, the Company has hedged approximately 78% and 56% of its 1999 and 2000 projected gas production volumes, respectively and 43% of its 1999 oil production.

     The Sheridan Bank One Facility had a borrowing base of $36.5 million with approximately $33.5 million of borrowings outstanding at June 30, 1999. The Company also had letter of credit commitments totaling $104,000 outstanding under the Bank One Facility, resulting in a quarter end Bank One Facility availability of $996,000. The borrowing base is reduced monthly by $550,000, and all amounts are due June 30, 2001. Considering the Company's expected operating results and anticipated increase in availability under the credit facility, capital resources are deemed sufficient for current operating activities. The Company, however, will be required to seek additional financing sources to effect any sizeable acquisition or expand its capital drilling program.

     The SCEI Facility had a borrowing base of approximately $40.8 million with approximately $38.0 million of borrowings outstanding at June 30, 1999. The borrowing base is reduced monthly by $450,000. Based on Bank One preliminary indications, the SCEI borrowing base is anticipated to be increased to approximately $46.0 million effective July 1, 1999.

     At June 30, 1999 there were outstanding 1.1 and 1.4 million shares of Sheridan and SCEI Preferred Stock, respectively, with redemption values of $10 per share. At the option of the Company, dividends on the Sheridan Preferred Stock may be paid-in-kind, semi-annually, in an amount equal to 0.0675 shares for each share then issued and outstanding (a 13.5% annual rate). The SCEI Preferred Stock provides that, at the discretion of SCEI, dividends may be paid by issuing additional fully paid and non-assessable shares of SCEI Preferred Stock in an amount equal to .07 additional shares (a 14% annual rate) for each share then issued and outstanding. The Company anticipates that all Sheridan and SCEI preferred dividends for 1999 will be paid-in-kind.

     The Company anticipates that continued development drilling and workovers will maintain or increase current production volumes. The current projected cash flows from existing properties and borrowing available and anticipated increases under the Company's lines of credit are considered adequate to fund current operating activities. In addition, the Company is continually evaluating opportunities for acquisition of producing properties and currently intends to pursue future production volume and reserve base growth through acquisitions. Any sizeable acquisitions will have to be financed through a combination of bank borrowings, mezzanine financing, production payments and additional equity issuance. Effective implementation of the Company's development and acquisition plans is expected to meet the Company's long-term operating and liquidity requirements. However, should either the Sheridan or SCEI Preferred Stock currently require mandatory redemption pursuant to their respective Preferred Stock designations, neither Sheridan nor SCEI has the financial resources to meet such redemption requirements.

Inflation and Changes in Prices

     The Company's revenues have been and will continue to be affected by changes in oil and natural gas prices, which have been unstable. Although the futures markets provide some indication of crude oil and natural gas prices for the subsequent 12 to 18 months, prices in the future markets are subject to substantial changes in relatively short periods of time. For management purposes, the Company assumes that oil and natural gas prices will continue to fluctuate but ultimately trend upward and that operating costs and expenses will escalate at or above the current inflation per annum rate. The principal effects of inflation on the Company relate to the costs required to drill, complete and operate oil and natural gas properties. Drilling costs, which until 1998 had been on a general upward trend, have recently been decreasing due to an industry-wide decline in drilling activity. This decrease in drilling costs is not anticipated to significantly impact the Company's current operations.

Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 provides, if certain conditions are met, that a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge) or (2) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge). Under SFAS No. 133, the accounting for changes in fair value of a derivative depends on its intended use and designation. For a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For all other items not designated as hedging instruments, the gain or loss is recognized in earnings in the period of change. The Company is required to adopt this Statement by the first quarter of 2001 and is currently assessing its effect on the consolidated financial statements.

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

     In response, the Company has developed a "Year 2000 Plan" and has established an internal group to identify and assess potential areas of risk and to make any required modifications to its computer systems and equipment used in oil and gas exploration, production, gathering and gas processing activities. The Year 2000 Plan is comprised of various phases, including assessment, remediation, testing and contingency plan development. After the assessment phase has been completed and evaluated, the remediation, testing and certification phases will be implemented to ensure that the material facilities and business activities will continue to operate safely and reliably, and without interruption after 1999. Based upon the results of these activities, contingency plans will be developed to the extent deemed necessary.

     The Company's inventory of computer hardware and primary business software is substantially Year 2000 compliant. The Company is currently assessing its engineering software systems for compliance. It is anticipated that these software systems will be Year 2000 compliant. If any programming modifications are required, such should be completed and tested by the third quarter of 1999 with implementation and conversion scheduled for the fourth quarter of 1999.

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

     The Company believes that it can provide the resources necessary to ensure Year 2000 compliance and expects to complete its Year 2000 Plan within a time frame that will enable its computer-based programs and embedded technology equipment to function without significant disruption in the Year 2000. Through 1998, the Company had incurred less than $10,000 in third party costs for software and equipment costs related to Year 2000 compliance matters.
Management estimates that the total future third party software costs related to Year 2000 compliance activities, based upon information developed to date, will be less than $50,000 and such costs will be expensed as incurred. These costs have been and will continue to be funded through operating cash flows and are not deemed to be material to the operations of the Company. The cost of the remediation activities and the completion dates are based on management's best estimates and may be updated as additional information becomes available. The costs incurred to date and those estimated to be incurred in the future with respect to Year 2000 issues do not include internal costs. The Company does not separately track the internal costs incurred with respect to implementation of the Year 2000 Plan. Such costs are principally internal payroll costs, including senior management, and field operations personnel, involved in the compliance program and related travel and other out-of-pocket expenses.

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

     The discussion of the Company's efforts and management's expectations relating to Year 2000 compliance contains forward-looking statements. Presently the Company does not anticipate that the Year 2000 issues will have a material adverse effect on the operations or financial performance of the Company. However, there can be no assurance that the Year 2000 will not adversely affect the Company and its business.

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

ITEM 2.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 25, 1999, the Company held its 1999 Annual Meeting of Shareholders. At such time the following item was submitted to a vote of security holders. Such matter was submitted to the security holders through the solicitation of proxies.

     1.  Election of Directors.

         The following persons were elected to serve on the Board of Directors until the 2000 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. The Directors received the votes set forth opposite their respective names:

        Name              For     Against  Abstain
B. A. Berilgen         5,003,001        0      357
Jonathan P. Carroll    5,003,001        0      357
Craig W. Childers      5,003,001        0      357
D. Bradley Dunn        5,003,001        0      357
Michael A Gerlich      5,002,966        0      392
David H. Scheiber      5,002,992        0      366
Jeffrey E. Susskind    5,003,001        0      357


ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits:

     Exhibit 27 - Financial Data Schedule

     b.  Reports on Form 8-K:

         None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SHERIDAN ENERGY, INC.
                                        (Registrant)



Date:  August 16, 1999              By:   /s/  Michael A. Gerlich
                                        --------------------------------------
                                        Michael A. Gerlich
                                        Vice President and Chief Financial
                                         Officer